Form 10-Q
period 1993-12-31
PICCADILLY CAFETERIAS INC
filed 1994-01-28
CIK 277923

FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1993
                                         _________________
                                     OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         _______________   ________________

          Commission file number             0-9037
                                         _______________

                                PICCADILLY CAFETERIAS, INC.
                                ___________________________
                  (Exact name of registrant as specified in its charter)

                  Louisiana                         72-0604977
          ____________________________________________________________________
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)

          3232 Sherwood Forest Boulevard,  Baton Rouge, Louisiana       70816
          ____________________________________________________________________
          (Address of principal executive offices)                   (Zip Code)

                              (504) 293-9440
          ____________________________________________________________________
                    (Registrant's telephone number, including area code)

                               Not applicable
          ____________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X       No
             _____        _____

             The number of shares outstanding of each of the issuer's classes of common stock, as of January 28, 1994.

          Common Stock, without par value - 10,105,236
          ____________________________________________________________________

          PART I -- FINANCIAL INFORMATION

          Item 1.    Financial Statements (Unaudited)

                         Condensed  Consolidated  Balance   Sheets   as  of
                         December 31, 1993 and June 30, 1993

                         Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 1993 and December 31, 1992

                         Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1993 and December 31, 1992

                         Note    to   Condensed   Consolidated    Financial
                         Statements

          Item 2.   Management's  Discussion   and  Analysis  of  Financial
                    Condition and Results of Operations

          PICCADILLY CAFETERIAS, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                        December 31,  June 30,
                                                           1993          1993
                                                        ___________   _________
                                                         (Thousands of dollars)
          ASSETS
          CURRENT ASSETS
            Cash & cash equivalents                     $ 11,262      $ 14,094
            Accounts and notes receivable                    801           837
            Inventories                                   11,826        12,012
            Income taxes recoverable                       1,132         1,930
            Deferred income taxes                          1,667         1,667
            Other current assets                             621         1,396
                                                        ________      ________
                    TOTAL CURRENT ASSETS                  27,309        31,936

          PROPERTY, PLANT AND EQUIPMENT                  214,148       205,150
            Less allowances for depreciation              92,385        87,921
            Less allowances for unit closings              1,788         1,832
                                                        ________      ________
                                                         119,975       115,397

          OTHER ASSETS                                     5,893         5,285
                                                        ________      ________

          TOTAL ASSETS                                  $153,177      $152,618
                                                        ========      ========


          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES
            Current portion of long-term debt           $  3,000      $  3,000
            Accounts payable                              15,495        15,357
            Accrued expenses                              10,736        11,036
            Reserve for unit closings                        500           500
                                                        ________       _______
                    TOTAL CURRENT LIABILITIES             29,731        29,893

          LONG-TERM DEBT                                  34,500        36,000

          DEFERRED INCOME TAXES, less current portion      6,728         6,728

          RESERVE FOR UNIT CLOSINGS,less current portion    6,980        7,805

          SHAREHOLDERS'EQUITY
            Preferred Stock, no par value; authorized
              50,000,000 shares; issued and outstanding:
              none                                           -             -
            Common Stock, no par value, stated value $1.82
              per share; authorized 100,000,000 shares;
              issued and outstanding; 10,002,006 shares at
              December 31, 1993, and 9,988,189 shares at
              June 30, 1993                               18,373        18,160
            Additional paid-in capital                    16,070        15,119
            Retained earnings                             40,795        38,913
                                                         _______       _______
                                                          75,238        72,192
                                                        ________      ________
                                                        $153,177      $152,618
                                                        ========      ========

          See Note to Condensed Consolidated Financial Statements (unaudited)

          PICCADILLY CAFETERIAS, INC.

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended      Six Months Ended
                                                      December 31            December 31
                                                   1993        1992        1993        1992
                                                 ________     ________     _______    _______

                                             (Thousands of dollars except per share data)
          Net Sales                              $ 71,175     $ 69,340     $140,239  $136,880

          Cost and expenses:
            Cost of sales                          39,645       41,487       78,678    81,072
            Other operating expenses               23,464       22,125       46,353    44,214
            General and administrative expenses     3,228        3,295        6,665     6,308
            Interest expense                          825          872        1,656     1,737
            Other expense (income)                    189           22         (134)     (103)
                                                  _______      _______      _______   _______
                                                   67,351       67,801      133,218   133,228
                                                  _______      _______      _______   _______

               INCOME BEFORE INCOME TAXES           3,824        1,539        7,021     3,652
          Provision for income taxes                1,491          569        2,738     1,351
                                                  _______      _______      _______   _______

               NET INCOME                        $  2,333     $    970     $  4,283  $  2,301
                                                  =======      =======      =======   =======

          Weighted average number of shares
            outstanding                            10,002        9,854        9,999     9,852
                                                  =======      =======      =======   =======

          Net income per share                   $    .23     $    .10     $    .43  $    .23
                                                  =======      =======      =======   =======

          Cash dividends per share               $    .12     $    .12     $    .24  $    .24
                                                  =======      =======      =======   =======





          See Note to Condensed Consolidated Financial Statements (unaudited)

          PICCADILLY CAFETERIAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Six Months Ended
                                                                   December 31
                                                               ______________________
                                                                1993           1992
                                                               _______        _______
                                                               (Thousands of dollars)
          OPERATING ACTIVITIES

             Net Income                                        $ 4,283        $ 2,301

             Adjustments to reconcile net income to net cash
               provided by operating activities:
               Depreciation                                      5,659          6,045
               Costs associated with reserved units               (825)        (1,641)
               Loss on sale of assets                              369            104
               Pension expense                                     217            223
               Change in operating assets and liabilities          331         (4,404)
                                                               _______        _______

                 NET CASH PROVIDED BY OPERATING ACTIVITIES      10,034          2,628

          INVESTING ACTIVITIES
               Purchase of property, plant and equipment       (11,166)        (4,273)
               Proceeds from sale of property, plant and
                equipment                                        1,034            168
                                                              ________        _______

                 NET CASH USED IN INVESTING ACTIVITIES         (10,132)        (4,105)

          FINANCING ACTIVITIES
               Common stock transactions                         1,164          1,001
               Payments on long-term debt                       (1,500)           -
               Dividends paid                                   (2,398)        (2,364)
                                                              ________        _______

                 NET CASH USED IN FINANCING ACTIVITIES          (2,734)        (1,363)
                                                              ________        _______


               (Decrease) in cash and cash equivalents          (2,832)        (2,840)
               Cash and cash equivalents at beginning
                  of period                                     14,094          7,839
                                                              ________        _______

               Cash and cash equivalents at end of period      $11,262        $ 4,999
                                                              ========        =======



          See Note to Condensed Consolidated Financial Statements (unaudited)

          PICCADILLY CAFETERIAS, INC.

          NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          December 31, 1993



          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Where applicable, prior year amounts have been restated to conform to current presentation.

          Comparative results of operations by periods may be affected by the timing of the opening of new units. Quarterly results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established units is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting the general seasonal retail activity. A fluctuation in customer volume has a disproportionate effect on operating profit.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Revenues for the three months ended December 31, 1993 were $71,175,000 compared to prior year second quarter revenues of $69,340,000. Total cafeteria customer traffic in the current quarter decreased 2.7% from the same period last year. Customer counts decreased 4.0% for those cafeterias open in both periods. Second quarter results include one new cafeteria opening in St. Louis, Missouri on November 10, 1993 and the closings of a cafeteria in Orlando, Florida in October 1993 and Atlanta, Georgia in December 1993.

               Revenues for the six months ended December 31, 1993 were $140,239,000 compared to $136,880,000 posted in the same period last year. Total cafeteria customer traffic for the current six-month period decreased 2.0% from the comparable period a year ago. Customer counts decreased 3.2% for those cafeterias open in both six-month periods. Revenues for the six-month period ended December 31, 1993 include two new cafeteria units opened since December 31, 1992. Prior year first quarter revenues exclude 47 net operating days that were lost in eight South Florida cafeterias and twenty-one Louisiana cafeterias due to power outages caused by Hurricane Andrew.

               The comparison of sales is impacted by the price restructuring in a majority of the Company's cafeterias in the first quarter of fiscal 1993. Prices on many a la carte items were reduced an average of 12% to 15% to simplify pricing and to offer each customer the same value as could be obtained from purchasing a packaged meal, such as the Dilly Dish and the Super Dilly. After the price restructuring, customer buying habits shifted from the packaged meals to a la carte purchases. This shift resulted in a 3% decline in the customer check average. A price increase of approximately 2.5% (primarily on packaged meals) in the second quarter of fiscal 1993 substantially offset the decline in check average. Price increases of approximately 2% on a la carte items were implemented on March 1, 1993 and June 1, 1993. The check average for the first quarter of fiscal 1994 was $5.11, an increase of 4.9% over the prior year. A price increase of approximately 1.4% was implemented on November 1, 1993. The check average for the second quarter of fiscal 1994 was $5.22, an increase of 6.8% over the prior year second quarter.

               Cost of sales, as a percent of sales, decreased 413 basis points in the second quarter compared to the same period last year and 313 basis points during the six-month period ended December 31, 1993 from the same six-month period last year.
          These improvements are largely attributable to sales price increases and a reduction in food and labor costs.

               The Revenue Reconciliation Act of 1993 was enacted into law on August 10, 1993. This Act, combined with an increase in the Company's effective state income tax rate, has resulted in an increase of the Company's current effective income tax rate from 37% to 39% for fiscal 1994.

               Two cafeterias whose lease terms have essentially expired will close during the remainder of fiscal 1994. The impact of these closings is not material to the financial position of the Company nor its results of operations. The Company plans to open two cafeterias in these markets to replace these closed units.

               The Company maintains a $10 million unsecured, short-term line of credit. During the quarter ended December 31, 1993, and as of January 28, 1994, the entire amount under this facility was available.

          PART II -- OTHER INFORMATION

          Item 1.  Legal proceedings -- None.

          Item 2.  Changes in securities -- None.

          Item 3.  Defaults upon senior securities -- None.

          Item 4.  Submission of matters to vote of security holders -- None.

          Item 5.  Other information -- None.

          Item 6.  (a)  Exhibits -- None.
                   (b)  Reports on Form 8-K -- None.

                                        SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Piccadilly Cafeterias, Inc.
                                                ___________________________
                                                        Registrant






          1/27/94                       /s/James W. Bennett
          _______                       ______________________________________
            Date                        James W. Bennett, Chairman and Chief
                                         Executive Officer




          1/27/94                       /s/Ronald A. LaBorde
          _______                       ______________________________________
            Date                        Ronald A. LaBorde, Executive Vice
                                         President,
                                        Treasurer and Chief Financial Officer



          1/27/94                       /s/Mark L. Mestayer
          _______                       ______________________________________
            Date                        Mark L. Mestayer, Executive Vice
                                         President, Secretary, Controller,
                                         and  Principal Accounting Officer