Form 10-Q
period 1994-03-31
PICCADILLY CAFETERIAS INC
filed 1994-05-05
CIK 277923

FORM 10-Q
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                           OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________

Commission file number             0-9037

                   PICCADILLY CAFETERIAS, INC.
     (Exact name of registrant as specified in its charter)

        Louisiana                                      72-0604977
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

3232 Sherwood Forest Boulevard, Baton Rouge, Louisiana            70816
(Address of principal executive offices)                        (Zip Code)

                         (504) 293-9440
      (Registrant's telephone number, including area code)

                         Not applicable
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No
   ___         ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1994.

Common Stock, without par value - 10,131,784
____________________________________________

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 1994
                 and June 30, 1993

               Consolidated Statements of Income for the Three Months and
                 Nine Months Ended March 31, 1994 and March 31, 1993

               Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 1994 and March 31, 1993

               Note to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PICCADILLY CAFETERIAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)


                                             March 31,      June 30,
                                               1994           1993
                                             _________      ________
                                              (Thousands of dollars)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  3,556       $ 14,094
  Accounts and notes receivable                   635            837
  Inventories                                  10,845         12,012
  Income taxes recoverable                      1,390          1,930
  Deferred income taxes                         1,667          1,667
  Other current assets                            946          1,396
                                              _______        _______
          TOTAL CURRENT ASSETS                 19,039         31,936

PROPERTY, PLANT AND EQUIPMENT                 221,783        205,150
  Less allowance for depreciation              93,670         87,921
  Less allowance for unit closings              1,822          1,832
                                              _______        _______
                                              126,291        115,397

OTHER ASSETS                                    6,124          5,285
                                              _______        _______

TOTAL ASSETS                                 $151,454       $152,618
                                              =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt          $  3,000       $  3,000
  Accounts payable                             15,324         15,357
  Accrued expenses                             10,550         11,036
  Reserve for unit closings                       478            500
                                              _______        _______
          TOTAL CURRENT LIABILITIES            29,352         29,893

LONG-TERM DEBT                                 33,000         36,000

DEFERRED INCOME TAXES, less current portion     6,728          6,728

RESERVE FOR UNIT CLOSINGS, less current
  portion                                       6,445          7,805

SHAREHOLDERS'EQUITY
  Preferred Stock, no par value; authorized
    50,000,000 shares;issued and outstanding:
    none                                          -              -
  Common Stock, no par value, stated value
    $1.82 per share; authorized 100,000,000
    shares; issued and outstanding:
    10,125,495 shares at March 31, 1994,
    and 9,988,189 shares at June 30, 1993      18,409         18,160
  Additional paid-in capital                   16,252         15,119
  Retained earnings                            41,268         38,913
                                              _______        _______
                                               75,929         72,192
                                              _______        _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $151,454       $152,618
                                              =======        =======

See note to condensed consolidated financial statements (unaudited)

PICCADILLY CAFETERIAS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                          Three Months Ended Nine Months Ended
                                              March 31           March 31
                                          1994      1993        1994        1993
                                         ______    _______     ______      ______
                                       (Thousands of dollars except per share data)

Net Sales                               $ 66,733  $ 65,014    $206,972    $201,894

Cost and expenses:
  Cost of sales                           37,315    37,432     115,993     118,504
  Other operating expenses                22,415    21,566      68,768      65,780
  General and administrative expenses      3,516     3,488      10,181       9,796
  Interest expense                           815       885       2,471       2,622
  Other income                          (     93) (    196)   (    227)   (    299)
                                         _______   _______     _______     _______
                                          63,968    63,175     197,186     196,403
                                         _______   _______     _______     _______
     INCOME BEFORE INCOME TAXES            2,765     1,839       9,786       5,491
Provision for income taxes                 1,078       681       3,816       2,032
                                         _______   _______     _______     _______
     NET INCOME                         $  1,687  $  1,158    $  5,970    $  3,459
                                         =======   =======     =======     =======
Weighted average number of shares
  outstanding                             10,105     9,982      10,034       9,894
                                         =======   =======     =======     =======
Net income per share                    $    .17  $    .12    $    .60    $    .35
                                         =======   =======     =======     =======
Cash dividends per share                $    .12  $    .12    $    .36    $    .36
                                         =======   =======     =======     =======




See note to condensed consolidated financial statements (unaudited)

PICCADILLY CAFETERIAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Nine Months Ended
                                                          March 31
                                                    1994           1993
                                                   ______         ______
                                                  (Thousands of dollars)

OPERATING ACTIVITIES

   Net Income                                     $  5,970       $  3,459

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                    8,516          9,027
     Costs associated with reserved units         (  1,227)      (  1,842)
     Provision for deferred income taxes              -             1,984
     Loss on sale of assets                            472            158
     Pension expense                                   326            334
     Change in operating assets and liabilities         84       (  3,785)
                                                   _______       ________
     NET CASH PROVIDED BY OPERATING ACTIVITIES      14,141          9,335

INVESTING ACTIVITIES
   Purchase of property, plant and equipment      ( 20,599)      (  8,153)
   Proceeds from sale of property, plant and
    equipment                                        1,135            197
                                                   _______        _______
     NET CASH USED IN INVESTING ACTIVITIES        ( 19,464)      (  7,956)

FINANCING ACTIVITIES
   Common stock transactions                         1,383          1,054
   Payments on long-term debt                     (  3,000)           -
   Dividends paid                                 (  3,598)      (  3,563)
                                                   _______        _______
     NET CASH USED IN FINANCING ACTIVITIES        (  5,215)      (  2,509)
                                                   _______        _______

   (Decrease) in cash and cash equivalents        ( 10,538)      (  1,130)
   Cash and cash equivalents at beginning of
    period                                          14,094          7,839
                                                   _______        _______
   Cash and cash equivalents at end of period     $  3,556       $  6,709
                                                   =======        =======



   See note to condensed consolidated financial statements (unaudited)

PICCADILLY CAFETERIAS, INC.

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1994



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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Revenues for the three months ended March 31, 1994 were $66,733,000 compared to prior year third quarter revenues of $65,014,000. Total cafeteria customer traffic in the current quarter decreased 2.2% from the same period last year. Customer counts decreased 3.8% for those cafeterias open in both periods.

     Revenues for the nine months ended March 31, 1994 were $206,972,000 compared to $201,894,000 posted in the same period last year. Total cafeteria customer traffic for the current nine-month period decreased 2.1% from the comparable period a year ago. Customer counts decreased 3.4% for those cafeterias open in both nine-month periods. Prior year first quarter revenues exclude 47 net operating days that were lost in eight South Florida cafeterias and twenty-one Louisiana cafeterias due to power outages caused by Hurricane Andrew.

     The comparison of sales is impacted by the price restructuring in a majority of the Company's cafeterias in the first quarter of fiscal 1993. Prices on many a la carte items were reduced an average of 12% to 15% to simplify pricing and to offer each customer the same value as could be obtained from purchasing a packaged meal, such as the Dilly Dish and the Super Dilly. After the price restructuring, customer buying habits shifted from the packaged meals to a la carte purchases. This shift resulted in a 3% decline in the customer check average. A price increase of approximately 2.5% (primarily on packaged meals) in the second quarter of fiscal 1993 substantially offset the decline in check average. Price increases of approximately 2% on a la carte items were implemented on March 1, 1993 and June 1, 1993. A price increase of approximately 1.4% was implemented on November 1, 1993. The check average for the third quarter of fiscal 1994 was $5.20, an increase of 5.26% over the prior year third quarter.

     Cost of sales, as a percent of sales, decreased 166 basis points in the third quarter compared to the same period last year and 266 basis points during the nine-month period ended March 31, 1994 from the same nine-month period last year. These improvements are largely attributable to sales price increases and a reduction in food and labor costs.

     Third quarter results include one new cafeteria opening in Tulsa, Oklahoma on March 23, 1994 and the closing of a cafeteria in Tulsa, Oklahoma on March 19, 1994. One new cafeteria is expected to open during the fourth quarter of fiscal 1994. No cafeteria closings are expected during the fourth quarter.

     The Revenue Reconciliation Act of 1993 was enacted into law on August 10, 1993. This Act, combined with an increase in the Company's effective state income tax rate, has resulted in an increase of the Company's effective income tax rate from 37% to 39% for fiscal 1994.

     The Company anticipates capital expenditures to total $28 to $33 million for fiscal 1994. Expenditures in excess of cash balances and cash flow from operations will be financed by a $10 million unsecured, short-term line of credit maintained by the Company. As of May 2, 1994, the entire amount under this facility was available.


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




                                      Piccadilly Cafeterias, Inc.
                                      ___________________________
                                        Registrant






 5/2/94                       /s/James W. Bennett
 ______                       ____________________________________
  Date                        James W. Bennett, Chairman and Chief
                              Executive Officer




 5/2/94                       /s/Ronald A. LaBorde
 ______                       ___________________________________________
  Date                        Ronald A. LaBorde, Executive Vice President,
                              Treasurer and Chief Financial Officer




 5/2/94                       /s/Mark L. Mestayer
 ______                       __________________________________________
  Date                        Mark L. Mestayer, Executive Vice President,
                              Secretary, Controller,and Principal Accounting
                              Officer