Form 10-Q/A
period 1994-03-31
PICCADILLY CAFETERIAS INC
filed 1994-06-16
CIK 277923

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q/A
                          Amendment No. 1

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

PICCADILLY CAFETERIAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)


                                             March 31,      June 30,
                                               1994           1993
                                             _________      ________
                                              (Thousands of dollars)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  3,556       $ 14,094
  Accounts and notes receivable                   635            837
  Inventories                                  10,845         12,012
  Income taxes recoverable                      1,390          1,930
  Deferred income taxes                         1,667          1,667
  Other current assets                            946          1,396
                                              _______        _______
          TOTAL CURRENT ASSETS                 19,039         31,936

PROPERTY, PLANT AND EQUIPMENT                 221,783        205,150
  Less allowance for depreciation              93,670         87,921
  Less allowance for unit closings              1,822          1,832
                                              _______        _______
                                              126,291        115,397

OTHER ASSETS                                    6,124          5,285
                                              _______        _______

TOTAL ASSETS                                 $151,454       $152,618
                                              =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt          $ 12,000       $  3,000
  Accounts payable                             15,324         15,357
  Accrued expenses                             10,550         11,036
  Reserve for unit closings                       478            500
                                              _______        _______

          TOTAL CURRENT LIABILITIES            38,352         29,893


LONG-TERM DEBT                                 24,000         36,000

DEFERRED INCOME TAXES, less current portion     6,728          6,728

RESERVE FOR UNIT CLOSINGS, less current
  portion                                       6,445          7,805

SHAREHOLDERS'EQUITY
  Preferred Stock, no par value; authorized
    50,000,000 shares;issued and outstanding:
    none                                          -              -
  Common Stock, no par value, stated value
    $1.82 per share; authorized 100,000,000
    shares; issued and outstanding:
    10,125,495 shares at March 31, 1994,
    and 9,988,189 shares at June 30, 1993      18,409         18,160
  Additional paid-in capital                   16,252         15,119
  Retained earnings                            41,268         38,913
                                              _______        _______
                                               75,929         72,192
                                              _______        _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $151,454       $152,618
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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Piccadilly Cafeterias, Inc.
                                      ___________________________
                                        Registrant






 6/15/94                       /s/James W. Bennett
 ______                       ____________________________________
  Date                        James W. Bennett, Chairman and Chief
                              Executive Officer




 6/15/94                       /s/Ronald A. LaBorde
 ______                       ___________________________________________
  Date                        Ronald A. LaBorde, Executive Vice President,
                              Treasurer and Chief Financial Officer




 6/15/94                       /s/Mark L. Mestayer
 ______                       __________________________________________
  Date                        Mark L. Mestayer, Executive Vice President,
                              Secretary, Controller,and Principal Accounting
                              Officer