Form 10-K
period 1994-06-30
PICCADILLY CAFETERIAS INC
filed 1994-09-28
CIK 277923

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-K

[X]  Annual  Report  Pursuant  to  Section  13  or  15(d)  of the
       Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1994
                          _____________

[ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ______________  to _________________

Commission file Number         0-9037
                          _______________

                         Piccadilly Cafeterias, Inc.
                         ____________________________

               (Exact name of registrant as specified in its charter)

          Louisiana                               72-0604977
     ________________________                  ________________
 (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)

          3232 Sherwood Forest Blvd., Baton Rouge, Louisiana    70816
        _______________________________________________________________
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number,  including area code (504) 293-9440
                                                    _______________

       Securities registered pursuant to Section 12(b) of the Act:
Title of each class               Name of each exchange on which registered

 Common Stock                        New York Stock Exchange
___________________               _____________________________

        Securities registered pursuant to Section 12(g) of the Act:
          None
       ______________
      (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes [X] No [   ]

          Indicate  by  check  mark  if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
          this Form 10-K or any amendment to this Form 10-K.        [   ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 20, 1994 was $68,175,259.

          The number of shares outstanding of Common Stock, without par value, as of September 20, 1994 was 10,141,399.


                             DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Annual Shareholders Report for the year ended June 30, 1994 are incorporated by reference into Part II. Portions of the proxy statement for the year ended June 30, 1994 are incorporated by reference into Part III.
            Exhibit Index is on Page 15.

                                        PART I
            Item 1.  Business

            General Development of Business

            Piccadilly Cafeterias, Inc. was incorporated under the laws of Louisiana in 1965 and is the successor to various predecessor corporations and partnerships which operated "Piccadilly" cafeterias beginning with the acquisition of the first unit in 1944. Except where the context otherwise indicates, the terms "Company", "Piccadilly", and "Registrant" as used herein refer to Piccadilly Cafeterias, Inc., its predecessors and its subsidiaries.

            At June 30, 1994, the Company operated 130 cafeterias in 16 states. Of these, 63 were in suburban malls, 22 were in suburban strip centers, and 45 were free-standing suburban locations. Approximately 10 new cafeterias are expected to be opened during the year ending June 30, 1995. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1994:


____________________________________________________________________________________________________
           Year Ended June 30                           1994      1993      1992      1991     1990
____________________________________________________________________________________________________
Net sales per unit (in thousands)<FN1>                 $1,916     $1,868    $1,880    $1,903   $2,001

Units opened                                                3          1         3         2        9

Units closed                                                4         11         5         0        0

Units open at year-end                                    130        131       141       143      141

Total customer volume (in thousands)                   48,098     50,564    54,298    56,441   58,155


<FN1> Excludes cafeterias opened or closed during period.

                             __________________________________


            During 1988, the Company acquired substantially all of the assets of the Ralph & Kacoo's seafood restaurant chain, headquartered in Baton Rouge, Louisiana, including six restaurants, a warehouse and seafood distribution facility, a catering facility, and a seafood processing facility. The Company holds a federally registered tradename, "Ralph & Kacoo's," and a federally registered trademark on its Ralph & Kacoo's catfish logo.

            At June 30, 1994 the Company operated seven "Ralph and Kacoo's" seafood restaurants in Louisiana, Mississippi and Texas. One Ralph & Kacoo's seafood restaurant is expected to be opened in the year ending June 30, 1995. The following table sets forth certain information regarding development of the Company's restaurant chain during the five years ended June 30, 1994:


____________________________________________________________________________________________________
           Year Ended June 30                           1994      1993      1992      1991     1990
____________________________________________________________________________________________________
Net sales per unit (in thousands)<FN1>                 $3,343    $3,362    $3,151    $3,995   $4,241
Units opened                                                0         0         1         3        0
Units closed                                                0         2         1         0        0
Units open at year-end                                      7         7         9         9        6


<FN1>    Excludes restaurants opened or closed during period.

Although the Company's operations are in the southern, southwestern, and western regions of the United States, the Company does not consider its growth to be limited to such areas. During the year ended June 30, 1994, the Company opened its first cafeterias in Kansas City, Kansas and St. Louis, Missouri. During the year ending June 30, 1995, the Company expects to open its first cafeterias in Louisville, Kentucky and Chicago, Illinois.
Piccadilly evaluates numerous potential expansion locations each year, focusing on demographic data such as population densities, population profiles, income levels, traffic counts, as well as the extent of competition. The number of new cafeterias and restaurants that the Company can open depends upon its ability to secure appropriate locations, generate necessary financial Resources, and develop personnel for expansion.

Financial Information about Industry Segments
_______________________________________________

Under the provisions of Statement 14 of the Financial Accounting Standards Board, the Company has determined that, during all periods included herein, its business constituted a single reportable industry segment -- "cafeteria and restaurant operations."

Cafeteria and Restaurant Operations
____________________________________

The Company's cafeterias seat from 250 to 450 customers each. Each unit offers a wide variety of food, at reasonable prices, and with the convenience of cafeteria service, to a diverse luncheon and dinner clientele. Cafeteria personnel cook and prepare from scratch substantially all food served. All items are prepared from standardized recipes. Menus are varied at the discretion of unit management in response to local and seasonal food preferences.

Like most industry participants, the Company purchases foodstuffs (other than some basic staples) through local or regional suppliers in small quantities in order to better ensure freshness. As a result, inventory is kept relatively low; average per-cafeteria-inventory at June 30, 1994 was $15,000. Food is typically purchased on 30-day credit terms and sold for cash within such 30-day period, thereby favorably affecting cash flow.

Ralph & Kacoo's restaurants seat from 250 to 600 customers each. These restaurants are full-service menu facilities. All of the food served is cooked and prepared by the restaurant staff from standardized recipes. Substantially all of the food, supplies, and other materials required for the preparation of meals are supplied by the Company-owned commissary.

The commissary, located in Baton Rouge, Louisiana, contains approximately 26,500 square feet of restaurant food and supplies storage. Seafood accounts for approximately 50% of inventory at the commissary. In order to provide consistent quality, selection, and price throughout the year, the commissary purchases in-season seafood in quantities sufficient to supply the restaurants during periods when such products would otherwise not be available at reasonable prices in the marketplace. On the average, seafood inventory turns approximately once every four months. Inventory maintained at the commissary at June 30, 1994, was approximately $2,692,000 while the average restaurant inventory level at year-end was approximately $44,000. The commissary is not dependent upon a single supplier nor a small group of suppliers.

Each cafeteria and restaurant is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business including purchasing, food preparation, and employee matters. Twelve district managers, under the supervision of three region managers, the president, and the chief executive officer, oversee and regularly inspect cafeteria operations. Three district managers, under the supervision of a region manager and the chief executive officer, oversee restaurant operations. The Company employed approximately 7,300 persons at June 30, 1994, of whom all but 77 general office employees worked at Piccadilly's 137 cafeteria and restaurant locations and its commissary.

The food service industry is highly competitive. Competitive factors include food quality and variety, price, customer service, location, the number and proximity of competitors, decor, and public reputation. The Company considers its principal competitors to be other cafeterias, casual dining concepts, and fast-food operations. Like other food service operations, the Company must remain attuned to changes in both consumer preferences for food and habits in patronizing eating establishments.

Customer volume at established cafeterias and sales volume at established restaurants are generally higher in the Company's second fiscal quarter and lower in the third quarter. These patterns reflect the general seasonal fluctuations of the retail industry.

Cost of sales is affected by statutory minimum wage rates. The Company's operations are subject to federal, state, and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, and relating to safety and labor, including the Federal Occupational Safety and Health Act and wage and hour laws. Additionally, the Company's operations are regulated pursuant to state and local sanitation and public health laws. Operating units utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation of energy. The Company's operating costs have been and will continue to be affected by increases in the cost of energy.

Item 2.  Properties

All but 18 of the cafeterias and restaurants operated by the Company at June 30, 1994, were held under long-term leases with differing provisions and expiration dates. The 18 cafeterias and restaurants not held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

                                 ________________________________________
                                     Five-year
                                      periods        Units    Units
                                  ending June 30    Operating  Closed
                                 _______________________________________

                                        1998           46        1
                                        2003           27        1
                                        2008           31       11
                                        2013           14        3
                                        2018            1        -
                                 _______________________________________
                                       Total          119       16
                                 =======================================
                                        _________________________

Reference is made to Note D of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

All cafeterias and restaurants have been constructed or remodeled since 1984 and all cafeteria equipment is maintained and modernized as necessary to maintain appearance and utility. For a discussion of the Company's current remodeling program see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 and 11 of the Annual Shareholders Report for the year ended June 30, 1994. The list below provides a general geographic review of the locations of the Company's cafeterias and restaurants at June 30, 1994:

                                 __________________________________________
                                    State       Cafeterias    Restaurants
                                 __________________________________________

                                   Alabama           6
                                   Arizona           4
                                   California        1
                                   Florida          22
                                   Georgia          18
                                   Kansas            1
                                   Louisiana        26           5
                                   Mississippi       3           1
                                   Missouri          2
                                   North Carolina    5
                                   Oklahoma          5
                                   South Carolina    2
                                   Tennessee        11
                                   Texas            17          1
                                   Virginia          7

                                      ___________________________________

The Company utilizes generally standardized building configurations for its new cafeterias and restaurants in terms of seating, food display, preparation areas, and other factors and attempts to build out floor space to maximize efficient use of available space.

The Company continues to pursue strategies to increase the capacity and utilization of its cafeterias. Although most of the Company's cafeterias are single-line, 33 of the Company's cafeterias are double-line which provide increased capacity at peak hours. The Company does not currently intend to convert any of its single-line cafeterias to double-line.

Piccadilly's general offices occupy approximately two-thirds of a Company-owned 45,000 square foot office building completed in 1974 and located on a Company-owned tract comprising approximately five acres in Baton Rouge, Louisiana. The remainder of the building is leased to commercial tenants.

Item 3.  Legal Proceedings

The Company is not a party to and does not have any property that is the subject of any legal proceedings pending or, to the knowledge of management, threatened, other than ordinary routine litigation incidental to its business and proceedings which are not material or as to which management believes the Company has adequate insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

On September 27, 1994 James W. Bennett resigned as Chairman of the Board and Chief Executive Officer of the Company. Dr. Paul W. Murrill has been named Chairman of the Board. A committee of the Board, chaired by Dr. Murrill, will begin a search for a new Chief Executive Officer. In the interim, the Board has appointed a Management Committee to assume the responsibilities of the office of the chief executive officer. The members of the Management Committee are Malcolm T. Stein, who is chairman of the committee, Ronald A. LaBorde and James E. Durham.

Executive officers are elected annually by the Board of Directors and hold office until a successor is duly elected. The names and positions of executive officers of the Registrant, together with a brief description of the business experience of each such person during the past five years, is set forth below.

W. Scott Bozzell, Vice President and Assistant Controller, age 31, has held that position since May 1992. He joined the Company in December 1988 as Assistant Controller.

James E. Durham Jr., age 60, became Region Manager in 1981 and was elected Senior Executive Vice President in August 1988. Mr. Durham is a member of the Management Committee.

Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 47, has held that position since June 1986.

Jere W. Goldsmith Jr., Executive Vice President and Region Manager, age 48, has held that position since February 1992. From May 1987 to February 1992 he was Executive Vice President and Director of Training.

Ronald A. LaBorde, age 38, Treasurer, Chief Financial Officer, and Executive Vice President, has held such positions since January 1992. Prior to that he was Executive Vice President, Secretary, and Controller. Mr. LaBorde is a member of the Management Committee.

D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction, Design, and Equipment Manufacturing, age 42, has held that position since May 1992. From July 1990 to May 1992 he was Vice President and Director of Maintenance. Before joining the Company in January 1989, Mr. Landry was a senior project manager with a mechanical contractor.

Robert P. Listen, Executive Vice President and Director of Technical Services,
age  46, has held that position  since  December  1992.   From  July  1987  to
November 1992 he was Executive Vice President and a district manager

Mark L. Mestayer, Executive Vice President, Secretary, and Controller, age 36, has held such positions since May 1992. From January 1992 to May 1992, he was Vice President and Controller. Prior to that, he was Vice President and Controller, Ralph & Kacoo's, since joining the Company in December 1988.

Joseph S. Polito, Executive Vice President and Director of Training, age 52, has held that position since November 1992. From 1987 to October 1992, he was Executive Vice President and a district manager.

Patrick R. Prudhomme, Executive Vice President and Region Manager, age 44, has held that position since February 1992. From January 1989 to February 1992 he was Vice President and a district manager, Ralph & Kacoo's. Prior to that he was Vice President and a unit manager.

C. Warriner Siddle, Executive Vice President and Region Manager, age 43, has held that position since February 1992. From October 1984 to February 1992 he was Executive Vice President and a district manager.

Malcolm T. Stein Jr., President and Chief Operating Officer, age 61, has held such positions since May 1993. From February 1992 to May 1993 he was Senior Executive Vice President and Chief Operating Officer. From December 1988 to February 1992 he was the General Manager of the Ralph & Kacoo's restaurant division. Mr. Stein had been a Region Manager of cafeteria operations since 1979. Mr. Stein is a member of the Management Committee.

Donovan B. Touchet, Executive Vice President and Director of Data Processing, age 45, has held that position since June 1988.

Brian G. Von Gruben, Executive Vice President and Director of Administration, age 46, has held that position since May 1987.

                                               PART II

Item 5.  Market  for the Registrant's Common Stock and Related Security Holder
            Matters

Information regarding Common Stock market prices and dividends, on the inside front cover of the Annual Shareholders Report for the year ended June 30, 1994, is incorporated herein by reference.

Item 6.  Selected Financial Data

"Selected   Financial  Data",  on  the  inside  front  cover  of  the   Annual
Shareholders Report for the year ended June 30, 1994, is incorporated herein by reference.

Item 7.  Management's Discussion  and  Analysis  of  Financial  Condition  and
            Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 and 11 of the Annual Shareholders Report for the year ended June 30, 1994, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included on pages 12 through 20 of the Annual Shareholders Report for the year ended June 30, 1994, are incorporated herein by reference.

Consolidated balance sheets--June 30, 1994 and 1993
Consolidated statements of income--years ended June 30, 1994, 1993 and 1992 Consolidated statements of changes in shareholders' equity--years ended
            June 30, 1994, 1993 and 1992
Consolidated  statements  of  cash flows--years ended June 30, 1994, 1993  and
            1992
Notes to consolidated financial statements--June 30, 1994, 1993 and 1992

Item  9.  Changes in and Disagreements  with  Accountants  on  Accounting  and
               Financial Disclosure

None.

                                               PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.


                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)  Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1994:

                                                               Annual
                                                             Shareholders
                    Description                              Report Page
               ____________________                      ___________________

Consolidated balance sheets--June 30, 1994 and 1993               12
Consolidated statements of income--years ended
      June 30, 1994, 1993 and 1992                                13
Consolidated statements of changes in shareholders'
      equity--years ended June 30, 1994, 1993 and 1992            13
Consolidated statements of cash flows--years ended
     June 30, 1994, 1993 and 1992                                 14
Notes to consolidated financial statements--
     June  30, 1994, 1993 and 1992                              15 - 19
Report of independent auditors                                     20


      (2) Schedules--The following consolidated schedules and information are included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                               Annual Report
                                                               on Form 10-K
                       Description                                  Page
                __________________________                   _________________

Schedule V--Property, plant and equipment                            10
Schedule VI--Accumulated depreciation, depletion
   and amortization of property, plant and equipment                 11
Schedule VIII--Valuation and qualifying accounts                     12
Schedule IX--Short-term borrowings                                   13
Schedule X--Supplementary income statement information               14


         (3)  Listing of Exhibits -- See sub-section (c) below.

(b)   No reports on Form 8-K were filed during the last quarter of the year covered by this report.

(c)   Exhibits:

        (3) (a) Articles of Incorporation, incorporated by reference to Exhibit
                3.1 to Registrant's Form S-1, Registration No. 2-63249 filed December 19,1978 (the "Form S-1"); amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 14, 1987; amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 27, 1988; and amendment to Articles of Incorporation incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 28, 1989.

            (b) Bylaws of the Company incorporated by reference to Exhibit 3(a)
                to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 14, 1993.

        (4) (a) Piccadilly Cafeterias, Inc. Stockholders Rights Agreement, incorporated by reference to Exhibit 4 to the Form 8-K, File No. 0-9037, filed August 22, 1988.

            (b) Note Agreement dated as of January 31, 1989, relating to
                $30,000,000 principal amount of 10.15% Senior Notes due January 31, 1999, incorporated by reference to Exhibit 4 of the Form 10-Q, File No. 0-9037, filed February 11, 1989.

        (10)(a) Piccadilly Cafeterias, Inc., Pension Plan, as amended, dated May 3, 1993 incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 14, 1993.

            (b) Piccadilly Cafeteria, Inc. Employee Stock Purchase Plan,
                incorporated by reference to Exhibit A to Registrant's Form S-8, Registration No. 33-17737, filed October 7, 1989 and amendment to Employee Stock Purchase Plan, incorporated by reference to Exhibit 10(b) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 27, 1991.

            (c) Piccadilly Cafeterias, Inc. 1988 Stock Option Plan,
                incorporated by reference to Exhibit 4.1 to Registrant's Form S-8, Registration No. 33-27793, filed March 29, 1989; and amendment to 1988 Stock Option Plan dated August 2, 1993 incorporated by reference to Exhibit 10(c) to Registrant's Form10-K, as amended, File No. 0-9037, filed September 14, 1993.

        (13)(a) The inside front cover of the Registrant's Annual Shareholders Report for the year ended June 30,1994, containing "Selected Financial Data", is on page 16.

            (b) The inside front cover of the Registrant's Annual Shareholders
                Report for the year ended June 30, 1994, containing "Stock Information", is on page 17 .

            (c) Pages 10 and 11 of the Registrant's Annual Shareholders Report
                for the year ended June 30, 1994, containing Management's Discussion and Analysis of Financial Condition and Results of Operations, are on pages 18 through 20.

            (d) Pages 12 through 19 of the Registrant's Annual Shareholders
                Report for the year ended June 30, 1994, containing the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, are on pages 21 through 29.

            (e) Page 20 of the Registrant's Annual Shareholders Report for the
                year ended June 30, 1994, containing the Report of Independent Auditors, is on page 30.

        (21)   List of subsidiaries is on page 31.

        (23)   Consent of independent auditors is on page 32.

        (27) Financial Data Schedules required in filings on EDGAR are on page 33.

(d)    See response to Item 14(a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PICCADILLY CAFETERIAS, INC.
                                            _______________________________
                                                   (Registrant)


                                             By: /s/Ronald A. LaBorde
                                                 ____________________
                                                  Ronald A. LaBorde
                                             Executive Vice President

                                             Date: September  27, 1994
                                                   ____________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Paul W. Murrill       9/27/94       /s/ James E. Durham, Jr.   9/27/94
________________________  ________      _________________________  _________
Dr. Paul W. Murrill,       Date          James E. Durham, Jr.,       Date
Chairman and Director                    Senior Vice President and
                                         Director*


/s/ O.Q. Quick            9/27/94       /s/ Julia H. R. Hamilton    9/27/94
_______________________   _________     _________________________   ________
O.Q. Quick, Director         Date       Julia H. R. Hamilton,         Date
                                        Director

/s/ Malcolm T. Stein, Jr. 9/27/94      /s/ Mark L. Mestayer         9/27/94
_________________________ _________    __________________________   ________
Malcolm T. Stein, Jr.,      Date       Mark L. Mestayer, Executive    Date
President, Chief Operating             Vice President, Secretary,
Officer and Director*                  and Controller (Principal
                                       Accounting Officer)


/s/ Ronald A. LaBorde      9/27/94
_________________________  _________
Ronald A. LaBorde,           Date
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer),
and Director*


* Member of the Management Committee.

                                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

_______________________________________________________________________________________________________________
COL.   A                           COL. B         COL. C         COL. D        COL. E           COL. F
_______________________________________________________________________________________________________________

                                   Balance                                  Other Changes
                                 at Beginning   Additions                   Add (Deduct)      Balance at
Classification                    of Period      at Cost      Retirements     Describe       End of Period
_______________________________________________________________________________________________________________
Year ended June 30, 1994:

 Land                          $  13,515,362  $  4,504,443    $    50,000   $                  $  17,969,805
 Buildings and leasehold
  improvements                    92,912,145     8,776,196      1,858,770                         99,829,571
 Furniture and fixtures           81,587,949     9,399,687      3,543,515                         87,444,121
 Machinery and equipment          15,445,583     1,986,764      2,401,295                         15,031,052
 Construction in progress          1,688,952    25,744,233          -        (18,516,652)<FN1>     8,916,533
                               _______________ ______________ _____________ ________________  ________________
                               $ 205,149,991  $ 50,411,323   $  7,853,580   $(18,516,652)       $229,191,082
                               =============== ============== ============= ================  ================
Year ended June 30, 1993:
 Land                          $  11,445,043  $  2,130,319   $     60,000   $                   $ 13,515,362
 Buildings and leasehold
   improvements                  102,006,318     2,782,371     11,876,544                         92,912,145
 Furniture and fixtures           84,576,886     2,596,190      5,585,127                         81,587,949
 Machinery and equipment          15,269,338     1,201,190      1,024,945                         15,445,583
 Construction in progress            481,545     3,932,685          -        ( 2,725,278)<FN1>     1,688,952
                               _______________ ______________ ______________ ________________   _______________
                               $ 213,779,130   $12,642,755   $ 18,546,616   $( 2,725,278)      $ 205,149,991
                               =============== ============== ============== ================   ===============
Year ended June 30, 1992:
 Land                          $  11,448,840   $      -      $      3,797   $                  $  11,445,043
 Buildings and leasehold
   improvements                  102,083,336     4,196,929      4,273,947                        102,006,318
 Furniture and fixtures           84,055,153     4,060,735      3,539,002                         84,576,886
 Machinery and equipment          13,746,732     2,432,945        910,339                         15,269,338
 Construction in progress          1,430,154     3,462,861           -       ( 4,411,470)<FN1>       481,545
                             ________________ ______________ ______________ _________________   _______________
                              $  212,764,215   $14,153,470   $  8,727,085   $( 4,411,470)       $ 213,779,130
                             ================ ============== ============== =================   ===============
<FN1> Amounts represent items transferred to other fixed asset categories and are included in the amounts in Column C.



           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                 OF PROPERTY, PLANT AND EQUIPMENT

_______________________________________________________________________________________________________________
COL.   A                           COL. B         COL. C         COL. D        COL. E           COL. F
_______________________________________________________________________________________________________________

                                   Balance                                  Other Changes
                                 at Beginning   Additions                   Add (Deduct)      Balance at
Classification                    of Period      at Cost      Retirements     Describe       End of Period
_______________________________________________________________________________________________________________

Year ended June 30, 1994:
 Buildings and leasehold
   improvements                $29,593,622    $  3,440,205    $1,065,155                       $31,968,672
 Furniture and fixtures         48,527,428       6,618,057     2,481,420                        52,664,065
 Machinery and equipment         9,799,938       1,661,810     1,633,145                         9,828,603
                              ______________  ______________ _____________                   _______________
                               $87,920,988     $11,720,072    $5,179,720                       $94,461,340
                              ==============  ============== =============                   ===============
Year ended June 30, 1993:
 Buildings and leasehold
   improvements                $27,991,286     $  3,239,902   $1,745,373       $107,807<FN1>   $29,593,622
 Furniture and fixtures         44,111,905        7,155,676    3,144,579        404,426<FN1>    48,527,428
 Machinery and equipment         8,499,011        1,444,889      207,718         63,756<FN1>     9,799,938
                              ______________  ______________  ____________  ________________  ______________
                               $80,602,202      $11,840,467   $5,097,670       $575,989        $87,920,988
                              ==============  ==============  ============  ================  ==============
Year ended June 30, 1992:
 Buildings and leasehold
   improvements                $25,544,875     $  3,440,392   $1,084,693      $  90,712<FN1>  $27,991,286
 Furniture and fixtures         36,911,070        8,219,369    1,260,230        241,696<FN1>   44,111,905
 Machinery and equipment         7,833,797        1,636,020    1,013,317         42,511<FN1>    8,499,011
                             _______________  ______________  ____________  ________________  ______________
                               $70,289,742      $13,295,781   $3,358,240      $ 374,919       $80,602,202
                             ===============  ==============  ============  ================  ==============

<FN1>  Additions to accumulated depreciation on reserved units which have been charged to the allowance for unit closings.



                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


_____________________________________________________________________________________________________________
COL. A                            COL. B                COL. C                 COL. D              COL. E
_____________________________________________________________________________________________________________
                                                       Additions
                                                    _______________
                                                               (2)
                                                     (1)      Charged to
                                Balance at         Charged to    Other
                                Beginning          cost and    Accounts-       Deduction--       Balance at
Description                     of Period          expenses    Describe         Describe       End of Period
_____________________________________________________________________________________________________________
Reserves for Unit Closings:

Year ended June 30, 1993:
 Property, plant & equipment
  allowance                   $  1,832,143                                   $   475,484<FN1>   $ 1,356,659
Current liability                  499,647                                       149,165<FN1>       350,482
Long-term liability              7,804,739                                     1,302,253<FN1>     6,502,486
                            ___________________                             __________________  _____________
                              $ 10,136,529                                   $ 1,926,902          8,209,627
                            ===================                             ==================  =============

Year ended June 30, 1992:

 Property, plant & equipment
   allowance                  $ 11,458,442                                   $9,626,299<FN1>    $ 1,832,143
 Current liability               2,028,664                                    1,529,017<FN1>        499,647
 Long-term liability            12,945,382                                    5,140,643<FN1>      7,804,739
                           ___________________                              __________________  _____________
                               $26,432,488                                  $16,295,959         $10,136,529
                           ===================                              ==================  =============

<FN1> Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for which a provision for unit closing was recorded during the year ended June 30, 1992 but were operating during the year ended June 30, 1993.


                           SCHEDULE IX - SHORT-TERM BORROWINGS

_____________________________________________________________________________________________________
COL. A              COL. B          COL. C          COL. D          COL. E             COL. F
____________________________________________________________________________________________________
Category of                       Weighted         Maximum          Average           Weighted
 Aggregate          Balance        Average          Amount          Amount            Average
Short-term            at          Interest        Outstanding     Outstanding      Interest Rate
Borrowing         End of Year       Rate          During Year     During Year      During Year<FN1>
___________________________________________________________________________________________________
Year ended
 June 30, 1994       $   -           -             $     -           $     -            -

Year ended
 June 30, 1993       $     -         -             $     -           $     -            -

Year ended
 June 30, 1992
       Bank<FN2>     $     -         -             $3,744,000        $1,088,000<FN4>   6.0%
       Bank<FN3>     $     -         -             $3,000,000        $1,809,000<FN5>   6.7%


<FN1> Computed by dividing the actual interest expense by average short-term debt outstanding.
<FN2> Unsecured line of credit.
<FN3> Note(s) payable to bank(s).
<FN4> Computed by dividing the total of daily outstanding principal balances by number of days outstanding.
<FN5> Computed by dividing the total of month-end outstanding principal balances by 12.


             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

______________________________________________________________________________
   COL. A                                         COL. B
______________________________________________________________________________
    Item                              Charged to Costs and Expenses
______________________________________________________________________________

                                                Year Ended June 30
                                    __________________________________________
                                      1994           1993          1992
                                    ___________  _____________  ____________
Maintenance and repairs              $3,678,687   $3,303,169    $3,142,108
Advertising                           1,208,431      973,512     3,502,779


Depreciation and amortization of intangible assets, taxes other than payroll and income taxes, and royalties are not set forth inasmuch as such items do not exceed 1% of total sales as shown in the accompanying statements of income.

EXHIBIT INDEX

(3) (a) Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Form S-1, Registration No. 2-63249 filed December 19,1978 (the "Form S-1"); amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 14, 1987; amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 27, 1988; and amendment to Articles of Incorporation incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed
        September 28, 1989.

    (b) Bylaws of the Company incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 14, 1993.

(4) (a) Piccadilly Cafeterias, Inc. Stockholders Rights Agreement,incorporated by reference to Exhibit 4 to the Form 8-K, File No. 0-9037, filed August 22, 1988.

    (b) Note Agreement dated as of January 31, 1989, relating to $30,000,000 principal amount of 10.15% Senior Notes due January 31, 1999, incorporated by reference to Exhibit 4 of the Form 10-Q, File No. 0-9037, filed February 11, 1989.

(10)(a) Piccadilly Cafeterias, Inc., Pension Plan, as amended, dated May 3, 1993 incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 14, 1993.

    (b) Piccadilly Cafeteria, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit A to Registrant's Form S-8, Registration
        No. 33-17737, filed October 7, 1989 and amendment to Employee Stock Purchase Plan, incorporated by reference to Exhibit 10(b) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 27, 1991.

    (c) Piccadilly Cafeterias, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registrant's Form S-8, Registration
        No. 33-27793, filed March 29, 1989; and amendment to 1988 Stock Option Plan dated August 2, 1993 incorporated by reference to
        Exhibit 10(c) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 14, 1993.

(13)(a) The inside front cover of the Registrant's Annual Shareholders Report for the year ended June 30,1994, containing "Selected Financial Data", is on page 16.

    (b) The inside front cover of the Registrant's Annual Shareholders Report for the year ended June 30, 1994, containing "Stock Information", is on page 17 .

    (c) Pages 10 and 11 of the Registrant's Annual Shareholders Report for the year ended June 30, 1994, containing Management's Discussion and Analysis of Financial Condition and Results of Operations, are on pages 18 through 20.

    (d) Pages 12 through 19 of the Registrant's Annual Shareholders Report for the year ended June 30, 1994, containing the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, are on pages 21 through 29.

    (e) Page 20 of the Registrant's Annual Shareholders Report for the year ended June 30, 1994, containing the Report of Independent Auditors, is on page 30.

(21)   List of subsidiaries is on page 31.

(23)   Consent of independent auditors is on page 32.

(27)   Financial Data Schedules required in filings on EDGAR are on page 33.