Form 10-K/A
period 1994-06-30
PICCADILLY CAFETERIAS INC
filed 1994-10-05
CIK 277923

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                           FORM 10-K/A

[X] Annual  Report  Pursuant  to  Section  13  or  15(d)  of  the
     Securities Exchange Act of 1934 [Fee Required]*
For the fiscal year ended June 30, 1994
[ ] Transition Report Pursuant to Section 13 or 15(d)  of  the
     Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _________________  to _____________
*  Fee previously filed.
Commission file Number         0-9037

                         Piccadilly Cafeterias, Inc.
     (Exact name of registrant as specified in its charter)

          Louisiana                                   72-0604977
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana          70816
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (504) 293-9440

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
        Common Stock                       New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                              None
                        (Title of class)

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


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended June 30, 1994 are incorporated by reference into Part II. Portions of the proxy statement for the year ended June 30, 1994 are incorporated by reference into Part III. Exhibit Index is on Page 5.


                         (Page 1 of  8)

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
(a)  (1)  Financial  Statements--The following  are  incorporated herein by reference in this Annual Report on Form 10-K  from the  indicated pages of the Registrant's Annual Shareholders
     Report for the year ended June 30, 1994:
                                                             Annual
                                                          Shareholders
                     Description                           Report Page
Consolidated balance sheets--June 30, 1994 and 1993             12
Consolidated  statements of income--years ended  June  30,
1994, 1993 and 1992                                             13
Consolidated statements of changes in shareholders' equity-
- - - -years ended June 30, 1994, 1993 and 1992                       13
Consolidated  statements of cash flows--years  ended  June
30, 1994, 1993 and 1992                                         14
Notes to consolidated financial statements--June  30,
1994, 1993 and 1992                                           15 - 19
Report of independent auditors                                  20

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

Schedule V--Property, plant and equipment                        9
Schedule   VI--Accumulated  depreciation,  depletion   and
  amortization of property, plant and equipment                 11
Schedule VIII--Valuation and qualifying accounts                12
Schedule IX--Short-term borrowings                              13
Schedule X--Supplementary income statement information          14


          (3)   Listing  of Exhibits -- See sub-section
          (c) below.

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

(c)       Exhibits:

          (3) (a) Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Form S-1,
          Registration No. 2-63249 filed December 19, 1978 (the "Form S-1"); amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 14, 1987; amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 27, 1988; and amendment to Articles of Incorporation incorporated by reference to
          Exhibit 3(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 28, 1989.

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

          (10) (a) Piccadilly Cafeterias, Inc., Pension Plan, as amended, dated May 3, 1993 incorporated by reference to
          Exhibit  10(a) to Registrant's Form 10-K,  as  amended,
          File No. 0-9037, filed September 14, 1993.

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

                (d)   Agreement  entered into between  Piccadilly
          Cafeterias,   Inc.  and  James  W.  Bennett   effective
          September 28, 1994, is on pages 7 and 8 of this Form 10-
          K/A.

          (13)  (a)  The  inside front cover of the  Registrant's
          Annual Shareholders Report for the year ended June  30,
          1994, containing "Selected Financial Data."*

                (b)  The  inside front cover of the  Registrant's
          Annual Shareholders Report for the year ended June  30,
          1994, containing "Stock Information."*

                (c)  Pages  10 and 11 of the Registrant's  Annual
          Shareholders Report for the year ended June 30, 1994, containing Management's Discussion and Analysis of Financial Condition and Results of Operations.*

                (d)  Pages  12  through  19  of  the Registrant's
          Annual Shareholders Report for the year ended June 30, 1994, containing the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.*

                (e)  Page   20   of   the   Registrant's   Annual
          Shareholders Report for the year ended June 30, 1994, containing the Report of Independent Auditors.*

     (21) List of subsidiaries.*

     (23) Consent of independent auditors.*

     (27) Financial Data Schedules required in filings on EDGAR.*

     ________________

     *  Previously filed

(d)       See response to Item 14(a)(2) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PICCADILLY CAFETERIAS, INC.
                                   (Registrant)


                                   By: /s/ Mark L. Mestayer
                                        Mark L. Mestayer
                                        Executive Vice President,
                                        Secretary and Controller

                                   Date: October 4, 1994

EXHIBIT INDEX

(3) (a) Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Form S-1, Registration No. 2-63249 filed December 19, 1978 (the "Form S-1"); amendment to Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 14, 1987; amendment to Articles of Incorporation, incorporated by reference to
     Exhibit 3 to Registrant's Form 10-K, File No. 0-9037, filed September 27, 1988; and amendment to Articles of Incorporation incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K, as amended, File No. 0-9037, filed September 28, 1989.

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

(10) (a)   Piccadilly  Cafeterias,  Inc.,  Pension  Plan,   as
     amended,  dated May 3, 1993 incorporated by reference  to
     Exhibit 10(a) to Registrant's Form 10-K, as amended, File
     No. 0-9037, filed September 14, 1993.

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

     (d)  Agreement    entered   into    between    Piccadilly
     Cafeterias, Inc. and James W. Bennett effective September
     28, 1994, is on page 7 and 8 of this Form 10-K/A.

(13) (a)  The  inside  front cover of the Registrant's  Annual
     Shareholders Report for the year ended June 30, 1994, containing "Selected Financial Data."*

     (b)  The  inside  front cover of the Registrant's  Annual
     Shareholders Report for the year ended June 30, 1994, containing "Stock Information."*

     (c)   Pages   10  and  11  of  the  Registrant's   Annual
     Shareholders  Report for the year ended  June  30,  1994,
     containing   Management's  Discussion  and  Analysis   of
     Financial Condition and Results of Operations.*

     (d)  Pages  12  through  19  of the  Registrant's  Annual
     Shareholders Report for the year ended June 30, 1994, containing the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.*

     (e)  Page  20  of  the  Registrant's Annual  Shareholders
     Report for the year ended June 30, 1994, containing the Report of Independent Auditors.*

(21) List of subsidiaries.*

(23) Consent of independent auditors.*

(27) Financial Data Schedules required in filings on EDGAR.*

__________________

*  Previously filed