Form 10-Q
period 1994-09-30
PICCADILLY CAFETERIAS INC
filed 1994-11-14
CIK 277923

FORM 10-Q
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

          For the quarterly period ended               September 30, 1994
                                                      ________________________

          [ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

          For the transition period from _______________ to __________________

          Commission file number:              0-9037
                                  ____________________________________________


                                Piccadilly Cafeterias, Inc.
           ___________________________________________________________________
                  (Exact name of registrant as specified in its charter)

                  Louisiana                                 72-0604977
          _______________________________              _______________________
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

          3232 Sherwood Forest Blvd., Baton Rouge, Louisiana       70816
          ____________________________________________________________________
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code   (504)293-9440
                                                             _________________

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

          The number of shares outstanding of Common Stock, without par value, as of November 7, 1994, was 10,154,843.

                           PART I -- Financial Information

          Item 1. Financial Statements (Unaudited)

                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             Piccadilly Cafeterias, Inc.



                                                                         (Amounts in thousands)
           _____________________________________________________________________________________
           Balances at                                                   September 30    June 30
                                                                            1994          1994
           _____________________________________________________________________________________
           ASSETS
           CURRENT ASSETS
             Accounts and notes receivable                                $      551 $      579
             Inventories                                                      10,201     10,108
             Income taxes recoverable                                          1,107      1,320
             Deferred income taxes                                             1,494      1,494
             Other current assets                                              1,535      1,400
           _____________________________________________________________________________________
                      TOTAL CURRENT ASSETS                                    14,888     14,901
           PROPERTY, PLANT AND EQUIPMENT                                     240,754    229,191
             Less allowances for depreciation                                 96,080     94,461
             Less allowances for unit closings                                 1,337      1,357
           _____________________________________________________________________________________
                      NET PROPERTY, PLANT AND EQUIPMENT                      143,337    133,373
           OTHER ASSETS                                                        6,708      6,499
           _____________________________________________________________________________________
           TOTAL  ASSETS                                                    $164,933   $154,773
           _____________________________________________________________________________________

           LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Short-term debt due to banks                                  $  12,177  $     ---
             Current portion of long-term debt                                10,500     11,250
             Accounts payable                                                 16,245     18,004
             Accrued expenses                                                 12,266     11,360
             Reserve for unit closings                                           328        350
           _____________________________________________________________________________________
                      TOTAL CURRENT LIABILITIES                               51,516     40,964

           LONG-TERM DEBT, less current portion                               24,000     24,000

           DEFERRED INCOME TAXES                                               7,733      7,433

           RESERVE FOR UNIT CLOSINGS, less current portion                     6,061      6,502

           SHAREHOLDERS' EQUITY
              Preferred  Stock,  no  par  value;  authorized  50,000,000 shares; issued and outstanding: none
              Common Stock, no par value, stated value $1.82 per share;         ---         ---
                 authorized 100,000,000 shares; issued and outstanding
                 10,141,399  shares at September 30, 1994 and
                 10,131,784 shares at June 30, 1994                           18,438     18,421
              Additional paid-in capital                                      16,396     16,324
              Retained earnings                                               40,789     41,129
           _____________________________________________________________________________________
                     TOTAL SHAREHOLDERS' EQUITY                               75,623     75,874
           _____________________________________________________________________________________
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $164,933   $154,773
           _____________________________________________________________________________________
           See Note to Condensed Consolidated Financial Statements (Unaudited)


                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             Piccadilly Cafeterias, Inc.



                                                 (Amounts in thousands - except per share data)
           _____________________________________________________________________________________
           Three Months Ended September 30                                   1994        1993
           _____________________________________________________________________________________
           Net sales                                                       $ 70,779    $ 69,064
           Cost and expenses:
              Cost of sales                                                  40,583      39,033
              Other operating expense                                        23,981      22,889
              General and administrative expense                              3,656       3,437
              Interest expense                                                  781         831
              Other expense (income)                                            341        (323)
           _____________________________________________________________________________________
                                                                             69,342      65,867
           _____________________________________________________________________________________
              INCOME BEFORE INCOME TAXES                                      1,437       3,197
           Provision for income taxes                                           560       1,247
              NET INCOME                                                   $    877    $  1,950
           _____________________________________________________________________________________
           Weighted average number of shares outstanding                     10,141       9,995
           _____________________________________________________________________________________
              Net income per share                                         $    .09    $    .20
           _____________________________________________________________________________________
              Cash dividends per share                                     $    .12    $    .12
           _____________________________________________________________________________________
           See Note to Condensed Consolidated Financial Statements (Unaudited)



                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Piccadilly Cafeterias, Inc.


                                                                         (Amounts in thousands)
           _____________________________________________________________________________________
           Three Months Ended September 30                                   1994       1993
           _____________________________________________________________________________________
           OPERATING ACTIVITIES
             Net income                                                    $    877    $  1,950
             Adjustments to reconcile net income to net cash
               provided by operating activities:
                Depreciation                                                  3,049       2,897
                Costs associated with reserved units                           (364)       (432)
                Provision for deferred income taxes                             300         ---
                Loss (gain) on sale of assets                                   371        (184)
                Pension contributions in excess of pension expense             (255)       (388)
                Change in operating assets and liabilities                     (794)      2,354
           _____________________________________________________________________________________
                        NET CASH PROVIDED BY OPERATING ACTIVITIES             3,184       6,197

           INVESTING ACTIVITIES
             Purchase of property, plant and equipment                      (13,513)    (5,705)
             Proceeds from sale of property, plant and equipment                 29        983
           _____________________________________________________________________________________
                       CASH USED IN INVESTING ACTIVITIES                    (13,484)    (4,722)

           FINANCING ACTIVITIES
             Proceeds from short-term debt due to banks                      12,177        ---
             Common stock transactions                                           89         61
             Payments on long-term debt                                        (750)      (750)
             Dividends paid                                                  (1,216)    (1,199)
           _____________________________________________________________________________________
                       NET CASH PROVIDED(USED) IN FINANCING ACTIVITIES       10,300     (1,888)
           _____________________________________________________________________________________

             Increase (decrease) in cash and cash equivalents                    --       (413)
             Cash and cash equivalents at beginning of period                    --     14,094
             Cash and cash equivalents at end of period                   $     ---   $ 13,681
           _____________________________________________________________________________________
           See Note to Condensed Consolidated Financial Statements (Unaudited)


                     NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                Piccadilly Cafeterias, Inc.
                                     September 30, 1994

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


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company has revised its capital expenditure plans for fiscal year 1995. The Company had anticipated opening eight to ten new units and completing remodels to 25 to 30 units at a total cost of $40 million to $45 million. Total capital expenditures are now estimated to be $27 million to $30 million. In addition to the three new cafeterias completed in the first quarter of this fiscal year, two new cafeterias and one seafood restaurant are anticipated to be completed by the end of the fiscal year. Through September 30, 1994, four remodels have been completed and nine more are anticipated to be completed by the end of the fiscal year. Although the remodel program has increased customer counts on the whole, results at individual units are mixed. The Company has elected not to proceed with its five-year program to remodel all of its cafeterias to the deluxe cafeteria theme, but will continue to refurbish units on an as-needed basis. The following table presents a summary of capital expenditures for the quarters ended September 30, 1994 and 1993:


                                    (Amounts in thousands-except number of units)
       _____________________________________________________________________________________
       Quarter Ended September 30                     1994                       1993
       _____________________________________________________________________________________
                                                 Amounts  Units            Amounts   Units

       New units opened                           $6,201    3               $1,634     1
       Remodels completed                          3,354    4                  ---     ---
       Net increase(decrease) in
        construction in-progress                       8                     3,041
       Land purchases                              2,455                     1,016
       Other                                       1,495                        14
       _________________________________________________                   _______
       Total capital expenditures                $13,513                    $5,705
       _________________________________________________                   _______


       Working capital at September 30, 1994 decreased $10,565,000 from June 30, 1994, primarily due to the level of capital expenditures. The Company increased its $10 million unsecured short-term line of credit to $20 million of which, approximately $5,790,000 was available at November 7, 1994. This facility matures on December 31, 1994. The Company has $10.5 million in debt principal payments that will become due in January 1995. Management anticipates obtaining bank financing to fund maturing debt and renewing the unsecured short-term line of credit.

       The following table summarizes comparable cafeteria customer traffic for the quarters ended September 30, 1994 and 1993:


                                                                 (Customers in thousands)
        _______________________________________________________________________________________
        Quarter Ended September 30               1994                 1993            Customer
        _________________________________________________________________________       Change
                                           Customers  Units     Customers   Units
        _______________________________________________________________________________________
        Units open three months in
          both periods                        11,583    126        11,956      126       -3.1%
        Units opened                             387      6 (A)        32        1
        Units closed                              51      1           344        5 (B)
        ____________________________________________             ________
        Total customers                       12,021               12,332                -2.5%
        ____________________________________________             ________

       (A)   Includes  cafeterias opened after July 1, 1992.

       (B)   Includes  cafeterias closed after July 1, 1992.


       Cafeteria sales for the first quarter of fiscal year 1995 increased $1,286,000, or 2.0%, over the prior year first quarter. A price increase in September 1994, together with price increases in the second and fourth quarter of fiscal year 1994, were sufficient to offset the overall customer decline of 2.5%. The overall check average increased 4.5% from $5.11 for the first quarter of fiscal year 1994 to $5.34 for the comparable period of fiscal year 1995.

       Ralph &  Kacoo's  restaurant sales increased $429,000, or 7.9%, over the
       prior year first quarter.   The  increase  is  attributable to increased
       customer traffic.

       Operating profits (net sales less cost of sales and other operating expenses) slipped to 8.8% of sales for the first quarter of fiscal year 1995 from 10.3% for the comparable period of the prior year. Food costs and labor costs as a percentage of sales increased 0.8%. Other operating expenses as a percentage of sales increased 0.7%. Other operating expenses were adversely impacted by new-unit opening costs for the three units opened in the first quarter of fiscal year 1995 compared to new-unit opening costs for only one new unit opened in the first quarter of the prior year.

       General and administrative expenses for the first quarter include severance benefits totaling $361,000 related to the resignation of James
       W. Bennett as Chairman and Chief Executive Officer. The change in other expense (income) results primarily from a combination of the non-cash charges resulting from the write-off of certain assets associated with the Company's remodeling program totaling $329,000 and a gain on sale of property recorded in the first quarter of the prior year of $275,000.

                                PART II -- Other Information

          Item 1.  Legal proceedings
          None.

          Item 2.  Changes in securities
          None.

          Item 3.  Defaults upon senior securities
          None.

          Item 4.  Submission of matters to vote of security holders
          None.

          Item 5.  Other information
          None.

          Item 6.Exhibits and reports on Form 8-K
          (a)  Exhibits -- None.
          (b)  Reports on Form 8-K -- None.

          SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   PICCADILLY CAFETERIAS, INC.
                                                   ___________________________
                                                   (Registrant)



                                                   By: /s/ Ronald A. LaBorde
                                                   ___________________________
                                                       Ronald A. LaBorde
                                                       Executive Vice President
                                                       November 10, 1994



          /s/ Malcolm T. Stein, Jr.                                11/10/94
          __________________________________________________       ________
          Malcolm T. Stein, Jr., President, Chief Operating          Date
          Officer, and Director*







          /s/ James E. Durham, Jr.                                 11/10/94
          __________________________________________________       ________
          James E. Durham, Jr., Senior Executive Vice                Date
          President, and Director*







          /s/ Ronald A. LaBorde                                    11/10/94
          __________________________________________________       ________
          Ronald A. LaBorde, Executive Vice President,               Date
          Treasurer, Chief Financial Officer, Principal
          Financial Officer, and Director*







          /s/ Mark L. Mestayer                                     11/10/94
          __________________________________________________       ________
          Mark L. Mestayer, Executive Vice President,                Date
          Secretary, Controller, and Principal Accounting
          Officer





        * Member of the Management Committee (Co-Principal Executive Officer).