Form 10-Q
period 1994-12-31
PICCADILLY CAFETERIAS INC
filed 1995-02-03
CIK 277923

FORM 10-Q
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                   For the quarterly period ended         December 31, 1994
                                                          _________________

          [ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

          For the transition period from _______________ to _______________

          Commission file number:              0-9037
                                  _________________________________________

                          Piccadilly Cafeterias, Inc.
          _________________________________________________________________
              (Exact name of registrant as specified in its charter)

                  Louisiana                                 72-0604977
          _______________________________             _____________________
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

          3232 Sherwood Forest Blvd., Baton Rouge, Louisiana        70816
          _________________________________________________________________
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code  (504)293-9440
                                                            _______________

                               Not applicable
          _________________________________________________________________
              (Former name, former address and former fiscal year,
                        if changed since last report)

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

          The number of shares outstanding of Common Stock, without par value, as of January 23, 1995, was 10,301,646.

                           PART I -- Financial Information

          Item 1. Financial Statements (Unaudited)

                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             Piccadilly Cafeterias, Inc.

                                                                      (Amounts in thousands)
           _________________________________________________________________________________
                                                                       December 31   June 30
           Balances at                                                       1994      1994
           _________________________________________________________________________________
           ASSETS
           CURRENT ASSETS
             Accounts and notes receivable                            $       581   $   579
             Inventories                                                   10,701    10,108
             Income taxes recoverable                                        135      1,320
             Deferred income taxes                                         1,494      1,494
             Other current assets                                          1,149      1,400
           _________________________________________________________________________________
                      TOTAL CURRENT ASSETS                                 14,060    14,901
           PROPERTY, PLANT AND EQUIPMENT                                  245,775   229,191
             Less allowances for depreciation                              97,756    94,461
             Less allowances for unit closings                              1,395     1,357
           _________________________________________________________________________________
                      NET PROPERTY, PLANT AND EQUIPMENT                   146,624   133,373
           OTHER ASSETS                                                     6,859     6,499
           _________________________________________________________________________________
           TOTAL  ASSETS                                                 $167,543  $154,773
           _________________________________________________________________________________


           LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
             Short-term debt due to banks                                $ 12,110 $     ---
             Current portion of long-term debt                             10,500    11,250
             Accounts payable                                              17,448    18,004
             Accrued expenses                                              12,099    11,360
             Reserve for unit closings                                        425       350
           _________________________________________________________________________________
                      TOTAL CURRENT LIABILITIES                            52,582    40,964


           LONG-TERM DEBT, less current portion                            24,000    24,000

           DEFERRED INCOME TAXES                                            8,033     7,433

           RESERVE FOR UNIT CLOSINGS, less current portion                  5,588     6,502

           SHAREHOLDERS' EQUITY
              Preferred  Stock,  no par value; authorized 50,000,000
                shares; issued and outstanding: none
              Common  Stock,  no  par value, stated value $1.82 per           ---       ---
                share; authorized  100,000,000 shares; issued and
                outstanding 10,288,140 shares at December 31, 1994 and
                10,131,784 shares at June 30, 1994                         18,705    18,421
             Additional paid-in capital                                    17,231    16,324
             Retained earnings                                             41,404    41,129
           _________________________________________________________________________________
                     TOTAL SHAREHOLDERS' EQUITY                            77,340    75,874
           _________________________________________________________________________________
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $167,543  $154,773
           _________________________________________________________________________________
           See Note to Condensed Consolidated Financial Statements (Unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             Piccadilly Cafeterias, Inc.


                                             (Amounts in thousands - except per share data)
           _________________________________________________________________________________
                                                     Three Months Ended    Six Months Ended
                                                         December 31           December 31
           _________________________________________________________________________________
                                                       1994       1993       1994     1993
           _________________________________________________________________________________
           Net sales                                 $ 73,411  $ 71,175   $144,190  $140,239
           Cost and expenses:
              Cost of sales                           41,609     39,645     82,192    78,678
              Other operating expense                  24,316    23,464     48,297    46,353
              General and administrative expense        3,117     3,228      6,773     6,665
              Interest expense                            921       825      1,702     1,656
              Other expense (income)                      441       189        782      (134)
           _________________________________________________________________________________
                                                       70,404    67,351    139,746   133,218
           _________________________________________________________________________________
              INCOME BEFORE INCOME TAXES                3,007     3,824      4,444     7,021
           Provision for income taxes                   1,173     1,491      1,733     2,738
           _________________________________________________________________________________
              NET INCOME                             $  1,834  $  2,333   $  2,711  $  4,283
           _________________________________________________________________________________
           Weighted average number of shares
             outstanding                               10,155    10,002     10,148     9,999
           _________________________________________________________________________________
              Net income per share                   $    .18  $    .23   $    .27  $    .43
           _________________________________________________________________________________
              Cash dividends per share               $    .12  $    .12   $    .24  $    .24
           _________________________________________________________________________________
          See Note to Condensed Consolidated Financial Statements (Unaudited)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Piccadilly Cafeterias, Inc.

                                                                     (Amounts in thousands)
           _________________________________________________________________________________
           Six Months Ended December 31                                   1994         1993
           _________________________________________________________________________________
           OPERATING ACTIVITIES
              Net income                                              $  2,711    $   4,283
              Adjustments to reconcile net income to net cash
                 provided by operating activities:
                  Depreciation                                           6,286        5,659
                  Costs associated with reserved units                    (661)        (825)
                  Provision for deferred income taxes                      600          ---
                  Loss on disposition of assets                            733          369
                  Pension contributions in excess of pension expense      (376)        (621)
                  Change in operating assets and liabilities             1,039        1,169
           _________________________________________________________________________________
                  NET CASH PROVIDED BY OPERATING ACTIVITIES             10,332       10,034


           INVESTING ACTIVITIES
              Purchase of property, plant and equipment                (20,593)     (11,166)
              Proceeds from sale of property, plant and equipment          143        1,034
           _________________________________________________________________________________
                  CASH USED IN INVESTING ACTIVITIES                    (20,450)     (10,132)

           FINANCING ACTIVITIES
              Proceeds from short-term debt due to banks - net          12,110          ---
              Proceeds from sales of Common Stock                        1,191        1,164
              Payments on long-term debt                                  (750)      (1,500)
              Dividends paid                                            (2,433)      (2,398)
           _________________________________________________________________________________
                 NET CASH PROVIDED(USED) IN FINANCING ACTIVITIES        10,118       (2,734)
           _________________________________________________________________________________
              Increase (decrease) in cash and cash equivalents             ---       (2,832)
              Cash and cash equivalents at beginning of period             ---       14,094
           _________________________________________________________________________________
              Cash and cash equivalents at end of period              $    ---     $ 11,262
           _________________________________________________________________________________
             See Note to Condensed Consolidated Financial Statements (Unaudited)


                     NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                Piccadilly Cafeterias, Inc.
                                     December 31, 1994

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


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

       In addition to the four new cafeterias completed in the first two quarters of this fiscal year, one new cafeteria and one seafood restaurant are anticipated to be completed by the end of the fiscal year. Through December 31, 1994, twelve remodels have been completed and no further "grand-style" remodels are scheduled. The Company will continue to refurbish units on as-needed basis. The following table presents a summary of capital expenditures for the six months ended December 31, 1994 and 1993:


                                 (Amounts in thousands-except number of units)
       _________________________________________________________________________________________
       Six Months Ended December 31                       1994                       1993
       _________________________________________________________________________________________
                                                      Amounts  Units            Amounts   Units
       _________________________________________________________________________________________
            New units opened                         $  8,535     4             $ 3,538     2
            Remodels completed                          8,871    12                 786     1
            Net increase(decrease) in
              construction-in-progress                 (1,503)                    3,253
            Land purchases                              2,459                     1,027
            Other                                       2,231                     2,562
       _______________________________________________________                 ________
            Total capital expenditures                $20,593                   $11,166
       _______________________________________________________                 ________

       Working capital at December 31, 1994 decreased $12,549,000 from June 30, 1994, primarily due to the level of capital expenditures. The Company has unsecured lines of credit totaling $30,000,000 which mature on June 30, 1995. As of February 1, 1995, $2,704,000 was available under these facilities. Internally generated cash flows, combined with existing lines of credit, will be sufficient to fund capital expenditures and other obligations for the remainder of fiscal 1995.

       The following table summarizes comparable cafeteria customer traffic for the three months ended December 31, 1994 and 1993:


                                                                                     (Customers in thousands)
       ______________________________________________________________________________________________________
       Quarter Ended December 31                        1994                 1993
       ____________________________________________________________________________________    Customer
                                                 Customers  Units     Customers    Units        Change
       ______________________________________________________________________________________________________
       Units open three months in both periods     11,718    125        11,970      125           -2.1%
       Units opened                                   531      6 (A)        68        1
       Units closed                                    92      2           418        6 (B)
       __________________________________________________            _________
       Total customers                             12,341               12,456                    -0.9%
       __________________________________________________            _________

       (A)  Includes cafeterias opened after September 30, 1993.
       (B)  Includes cafeterias closed after September 30, 1993.

       Cafeteria sales for the second quarter of fiscal year 1995 increased $1,928,000, or 2.9%, over the prior year second quarter. The check average increased 3.6% from $5.23 for the second quarter of fiscal year 1994 to $5.42 for the comparable period of fiscal 1995. Ralph & Kacoo's restaurant sales increased $309,000, or 5.6%, over the prior year second quarter.

       Operating profits (net sales less cost of sales and other operating expenses) slipped to 10.2% of sales for the second quarter of fiscal year 1995 as compared to 11.3% for the same period of the prior year. Food and labor costs as a percentage of sales increased 1.0% and other operating expenses increased 0.1%.

       The change in other expense (income) results primarily from a combination of the non-cash charges resulting from the write-off of certain assets associated with the Company's remodeling program totaling $404,000 in the second quarter of fiscal 1995 compared to $76,000 in the second quarter of fiscal 1994.

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




                                                  PICCADILLY CAFETERIAS, INC.
                                                  ___________________________
                                                  (Registrant)


                                                  By:  /s/Ronald A. LaBorde
                                                     ________________________
                                                    Ronald A. LaBorde
                                                    Executive Vice President
                                                    February 1,  1995



          /s/ Malcolm T. Stein, Jr.                                 2/1/95
          _____________________________________________________    _______
          Malcolm  T.  Stein,  Jr.,  President, Chief Operating      Date
          Officer, and Director*



          /s/ James F. Durham, Jr.                                  2/1/95
          _____________________________________________________    _______
          James   E.   Durham,   Jr.,   Senior  Executive  Vice      Date
          President, and Director*



          /s/ Ronald A. LaBorde                                     2/1/95
          _____________________________________________________    _______
          Ronald   A.   LaBorde,   Executive   Vice  President,      Date
          Treasurer,   Chief    Financial   Officer,  Principal
          Financial Officer, and Director*



          /s/ Mark L. Mestayer                                      2/1/95
          _____________________________________________________    _______
          Mark   L.   Mestayer,   Executive   Vice   President,      Date
          Secretary,   Controller,   and  Principal  Accounting
          Officer



        * Member of the Management Committee (Co-Principal Executive Officer).