Form 10-Q
period 1995-03-31
PICCADILLY CAFETERIAS INC
filed 1995-05-15
CIK 277923

FORM 10-Q
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                    For the quarterly period ended March 31, 1995

          [   ] Transition report pursuant to section 13 or  15(d)  of  the securities exchange act of 1934

                         For the transition period from  to

          Commission file number:  0-9037

                          Piccadilly Cafeterias, Inc.
          (Exact name of registrant as specified in its charter)

          Louisiana                                72-0604977
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)      Identification No.)

          3232 Sherwood Forest Blvd., Baton Rouge, Louisiana   70816
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

          The number of shares outstanding of Common Stock, without par value, as of May 1, 1995, was 10,316,946.

                           PART I -- Financial Information

          Item 1. Financial Statements (Unaudited)

                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             Piccadilly Cafeterias, Inc.

                                                       (Amounts in thousands)
______________________________________________________________________________
                                                       March 31     June 30
Balances at                                              1995         1994
______________________________________________________________________________

ASSETS

CURRENT ASSETS

 Accounts and notes receivable                      $       560   $     579
 Inventories                                             10,390      10,108
 Income taxes recoverable                                   ---       1,320
 Deferred income taxes                                    1,494       1,494
 Other current assets                                     1,558       1,400
_______________________________________________________________________________
       TOTAL CURRENT ASSETS                              14,002      14,901
  PROPERTY, PLANT AND EQUIPMENT                         249,053     229,191
   Less allowances for depreciation                     100,549      94,461
   Less allowances for unit closings                      1,323       1,357
______________________________________________________________________________
       NET PROPERTY, PLANT AND EQUIPMENT                147,181     133,373
  OTHER ASSETS                                            6,864       6,499
______________________________________________________________________________
  TOTAL  ASSETS                                        $168,047    $154,773
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt due to banks                          $  24,733   $    ---
 Current portion of long-term debt                         6,000     11,250
 Accounts payable                                         16,268     18,004
 Accrued expenses                                         11,819     11,360
 Income taxes payable                                        382        ---
 Reserve for unit closings                                   256        350
______________________________________________________________________________
   TOTAL CURRENT LIABILITIES                              59,458     40,964

LONG-TERM DEBT, less current portion                      18,000     24,000

DEFERRED INCOME TAXES                                      7,883      7,433

RESERVE FOR UNIT CLOSINGS, less current portion            5,298      6,502

SHAREHOLDERS' EQUITY
 Preferred Stock, no par value; authorized 50,000,000
   shares; issued and outstanding: none                      ___        ___
 Common Stock, no par value, stated value $1.82 per
   share; authorized 100,000,000 shares; issued and
   outstanding 10,301,299 shares at March 31, 1995 and
   10,131,784 shares at June 30, 1994                     18,729     18,421
 Additional paid-in capital                               17,307     16,324
 Retained earnings                                        41,372     41,129
______________________________________________________________________________
    TOTAL SHAREHOLDERS' EQUITY                            77,408     75,874
______________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $168,047   $154,773
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)


                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             Piccadilly Cafeterias, Inc.


                                     (Amounts in thousands - except per share data)
_____________________________________________________________________________________
                                            Three Months       Nine Months Ended
                                           Ended March 31         March 31
_____________________________________________________________________________________
                                          1995      1994       1995     1994
_____________________________________________________________________________________
 Net sales                                 $69,066 $ 66,733   $213,256  $206,972
 Cost and expenses:
   Cost of sales                            39,197   37,315    121,389   115,993
   Other operating expense                  23,222   22,415     71,519    68,768
   General and administrative expense        3,540    3,516     10,313    10,181
   Interest expense                          1,058      815      2,760     2,471
   Other expense (income)                       76     (93)        858     (227)
____________________________________________________________________________________
                                            67,093   63,968    206,839   197,186
____________________________________________________________________________________
 INCOME BEFORE INCOME TAXES                  1,973    2,765      6,417     9,786
Provision for income taxes                     770    1,078      2,503     3,816
____________________________________________________________________________________
 NET INCOME                               $  1,203  $ 1,687   $  3,914  $  5,970
====================================================================================
Weighted average number of shares
 outstanding                                10,301   10,105     10,198    10,034
====================================================================================
  Net income per share                     $   .12  $   .17    $   .38  $    .60
====================================================================================
  Cash dividends per share                 $   .12  $   .12    $   .36  $    .36
====================================================================================

See Note to Condensed Consolidated Financial Statements (Unaudited)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Piccadilly Cafeterias, Inc.

                                                   (Amounts in thousands)


______________________________________________________________________________
 Nine Months Ended March 31                            1995         1994
______________________________________________________________________________
 OPERATING ACTIVITIES
  Net income                                         $  3,914    $   5,970
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                        9,545        8,516
    Costs associated with reserved units                 (975)      (1,227)
    Provision for deferred income taxes                   450          ---
    Loss on disposition of assets                         675          472
    Pension contributions in excess of pension
     expense                                             (497)        (853)
    Change in operating assets and liabilities            118        1,263
______________________________________________________________________________
    NET CASH PROVIDED BY OPERATING ACTIVITIES          13,230       14,141

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (24,502)     (20,599)
  Proceeds from sale of property, plant and equipment     149        1,135
______________________________________________________________________________
    CASH USED IN INVESTING ACTIVITIES                 (24,353)     (19,464)

FINANCING ACTIVITIES
  Proceeds from short-term debt due to banks - net     24,733          ---
  Proceeds from sales of Common Stock                   1,291        1,383
  Payments on long-term debt                          (11,250)      (3,000)
  Dividends paid                                       (3,651)      (3,598)
______________________________________________________________________________
     NET CASH PROVIDED (USED) IN
       FINANCING ACTIVITIES                            11,123      (5,215)
______________________________________________________________________________

 Increase (decrease) in cash and cash equivalents        ---      (10,538)
  Cash and cash equivalents at beginning of period       ---        14,094
______________________________________________________________________________
  Cash and cash equivalents at end of period      $      ---    $    3,556
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)

                   NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                             Piccadilly Cafeterias, Inc.
                                    March 31, 1995

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

    Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

    In addition to the five new cafeterias completed in the first three quarters of this fiscal year, one new seafood restaurant was opened April 24, 1995. Twelve "grand-style" remodels were completed in the first two quarters. No further "grand-style" remodels are scheduled. The Company will continue to refurbish units on as-needed basis. The following table presents a summary of capital expenditures for the nine months ended March 31, 1995 and 1994:

                           (Amounts in thousands-except number of units)
____________________________________________________________________________
 Nine Months Ended March 31            1995                      1994
____________________________________________________________________________
                                  Amounts  Units            Amounts   Units
____________________________________________________________________________
New units opened                  $11,429    5             $  5,349     3
Remodels completed                 10,833    12               1,865     2
Net increase (decrease)
  in construction-in-progress      (2,639)                    8,165
Land purchases                      2,459                     2,732
Other                               2,420                     2,488
__________________________________________                 ___________
Total capital expenditures        $24,502                   $20,599
==========================================                 ===========

   Working capital decreased $19,393,000 from June 30, 1994 to March 31, 1995, primarily due to the level of capital expenditures required by the Company's aggressive remodeling and new unit expansion programs. These programs were halted during the second quarter. Secondly, $6,000,00 of maturing long-term debt obligations were reclassified to current liabilities in the third quarter. The Company has unsecured lines of credit totaling $30,000,000 which mature on June 30, 1995. As of May 1, 1995, $5,412,000 was available under these facilities. Internally generated cash flows, combined with existing lines of credit, will be sufficient to fund capital expenditures and other obligations for the remainder of fiscal 1995.

   The following table summarizes comparable cafeteria customer traffic for the three months ended March 31, 1995 and 1994:

                                                    (Customers in thousands)
_____________________________________________________________________________
Quarter Ended March 31        1995                 1994           Customer
____________________________________________________________       Change
                        Customers  Units     Customers  Units
=============================================================================
Units open three months
  in both periods         11,184    126        11,306      126       -1.1%
Units opened                 502      6<FN1>       14        1
Units closed                  --      -           246        4<FN2>
__________________________________            ___________
Total customers           11,686               11,566                 1.0%
==================================            ===========
<FN1>   Includes cafeterias opened after December 31, 1993.
<FN2)   Includes cafeterias closed after December 31, 1993.

   Cafeteria sales for the third quarter of fiscal year 1995 increased $2,333,000, or 3.5%, over the prior year third quarter. The check average increased 2.9% from $5.20 for the third quarter of fiscal year 1994 to $5.35 for the comparable period of fiscal 1995.


                                PART II -- Other Information

          Item 1.  Legal proceedings
          None.

          Item 2.  Changes in securities
          None.

          Item 3.  Defaults upon senior securities
          None.

          Item 4.  Submission of matters to vote of security holders
          None.

          Item 5.  Other information
          None.

          Item 6.Exhibits and reports on Form 8-K

          (a)  Exhibits

               27  -  Financial Data Schedule

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




                                                 PICCADILLY CAFETERIAS, INC.
                                                 ___________________________
                                                         (Registrant)



                                                   By:/s/Ronald A. LaBorde
                                                  ___________________________
                                                         Ronald A. LaBorde
                                                    Executive Vice President
                                                         May 11, 1995



          /s/ Malcolm T. Stein, Jr.
   ___________________________________________                   May 11, 1995
         Malcolm  T.  Stein,  Jr.,
         President, Chief Operating
          Officer, and Director<FN1>


            /s/ James E. Durham, Jr.
   ____________________________________________                  May 11, 1995
          James E. Durham, Jr.,
           Senior Executive Vice
          President, and Director<FN1>


           /s/ Ronald A. LaBorde
    __________________________________________                    May 11, 1995
          Ronald A. LaBorde,
          Executive Vice President,
          Treasurer, Chief Financial Officer,
          Principal Financial Officer, and Director<FN1>


          /s/ Mark L. Mestayer
    ___________________________________________                    May 11, 1995
          Mark L. Mestayer, Executive Vice President,
          Secretary, Controller, and Principal Accounting
          Officer

  <FN1> Member of the Management Committee (Co-Principal Executive Officer).