Form 10-K
period 1995-06-30
PICCADILLY CAFETERIAS INC
filed 1995-09-28
CIK 277923

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-K

[X]  Annual  Report  Pursuant  to  Section  13  or  15(d)  of the Securities
        Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1995
                         ______________________________________________________

[   ]  Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [No Fee Required]

For the transition period from _______________________ to _____________________

Commission file Number              0-9037
                       ________________________________________________________


                        Piccadilly Cafeterias, Inc.
_______________________________________________________________________________
        (Exact name of registrant as specified in its charter)

        Louisiana                                         72-0604977
__________________________________          ___________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


        3232 Sherwood Forest Blvd., Baton Rouge, Louisiana      70816
_______________________________________________________________________________
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (504) 293-9440
                                                  _____________________________

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered

   Common Stock                                 New York Stock Exchange
________________________            ___________________________________________

             Securities registered pursuant to Section 12(g) of the Act:

                                       None
_______________________________________________________________________________
                                  (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 22, 1995 was $62,675,500.

The number of shares outstanding of Common Stock, without par value, as of September 22, 1995 was 10,333,450.


                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III.



                                PART I
Item 1.  Business

General Development of Business

Piccadilly Cafeterias, Inc. was incorporated under the laws of Louisiana in 1965 and is the successor to various predecessor corporations and partnerships which operated "Piccadilly" cafeterias beginning with the acquisition of the first unit in 1944. Except where the context otherwise indicates, the terms "Company", "Piccadilly", and "Registrant" as used herein refer to Piccadilly Cafeterias, Inc.

At June 30, 1995, the Company operated 132 cafeterias in 17 states. Of these, 60 were in suburban malls, 22 were in suburban strip centers, and 50 were free-standing suburban locations. One new cafeteria is expected to be opened during the year ending June 30, 1996. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1995:

_______________________________________________________________________________
Year Ended June 30                       1995    1994    1993   1992     1991
_______________________________________________________________________________
Net sales per unit (in thousands)(A)     $1,990  $1,916  $1,868 $1,880   $1,903

Units opened                                  5       3       1      3        2

Units closed                                  3       4      11      5        0

Units open at year-end                      132     130     131    141      143

Total customer volume (in thousands)     48,274  48,098  50,564 54,298   56,441
__________________

   (A) Excludes cafeterias opened or closed during period.
                        ___________________________________

         At June 30, 1995 the Company operated eight "Ralph and Kacoo's" seafood restaurants in Louisiana, Alabama, Mississippi, and Texas. No additional Ralph & Kacoo's seafood restaurants are expected to be opened in the year ending June 30, 1996. The following table sets forth certain information regarding the Company's "Ralph and Kacoo's" seafood restaurant chain during the five years ended June 30, 1995:


_______________________________________________________________________________
Year Ended June 30                     1995     1994     1993    1992    1991
_______________________________________________________________________________
Net sales per unit (in thousands)(A)   $3,394   $3,343   $3,362  $3,151  $3,995

Units opened                                1        0        0       1       3

Units closed                                0        0        2       1       0

Units open at year-end                      8        7        7       9       9
_________________

(A) Excludes restaurants opened or closed during period.
                        ___________________________________

         Although the Company's operations are primarily in the southern, southwestern, and western regions of the United States, the Company does not consider its growth to be limited to such areas. During the year ended June 30, 1995, the Company opened its first cafeterias in Louisville, Kentucky and Chicago, Illinois. Although, as disclosed above, the Company has no immediate plans for additional expansion in 1996, Piccadilly continues to evaluate numerous potential expansion locations, focusing on demographic data such as population densities, population profiles, income levels, traffic counts, as well as the extent of competition.

   Cafeteria and Restaurant Operations

         The Company's cafeterias seat from 250 to 450 customers each. Each cafeteria unit offers a wide variety of food, at reasonable prices, and with the convenience of cafeteria service, to a diverse luncheon and dinner clientele. Cafeteria personnel cook and prepare from scratch substantially all food served. All items are prepared from standardized recipes. Menus are varied at the discretion of unit management in response to local and seasonal food preferences.

         Like most industry participants, the Company purchases foodstuffs in small quantities from local and regional suppliers in order to better assure freshness. As a result, inventory is kept relatively low; average per-cafeteria-inventory at June 30, 1995 was $16,100. Foodstuffs are typically purchased on 30-day credit terms and sold for cash within such 30-day period, thereby favorably affecting cash flow.

         Ralph & Kacoo's restaurants seat from 250 to 600 customers each. These restaurants are full-service menu facilities. All of the food served is cooked and prepared by the restaurant staff from standardized recipes. Substantially all of the food, supplies, and other materials required for the preparation of meals are supplied by the Company-owned commissary.

         The commissary, located in Baton Rouge, Louisiana, contains approximately 26,500 square feet of restaurant food and supplies storage. Seafood accounts for approximately 50% of inventory at the commissary. In order to provide consistent quality, selection, and price throughout the year, the commissary purchases in-season seafood in quantities sufficient to supply the restaurants during periods when such products would otherwise not be available at reasonable prices in the marketplace. On the average, seafood inventory turns approximately once every four months. Inventory maintained at the commissary at June 30, 1995, was approximately $2,656,000 while the average "Ralph and Kacoo's" restaurant inventory level at year-end was approximately $48,000. The commissary is not dependent upon a single supplier nor a small group of suppliers.

         Each cafeteria and restaurant is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business, including purchasing, food preparation, and employee matters. Thirteen district managers, under the supervision of one general manager, and the chief executive officer oversee and regularly inspect cafeteria operations. Two district managers, under the supervision of a region manager and the chief executive officer, oversee restaurant operations. The Company employed approximately 7,600 persons at June 30, 1995, of whom all but 69 corporate headquarters employees worked at Piccadilly's 140 cafeteria and restaurant locations and its commissary.

         The food service industry is highly competitive. Competitive factors include food quality and variety, price, customer service, location, the number and proximity of competitors, decor, and public reputation. The Company considers its principal competitors to be other cafeterias, casual dining venues, and fast-food operations. Like other food service operations, the Company is attuned to changes in both consumer preferences for food and habits in patronizing eating establishments.

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

         All but 24 of the cafeterias and restaurants operated by the Company at June 30, 1995, were operated on premises held under long-term leases with differing provisions and expiration dates. The 24 cafeterias and restaurants not operated on premises held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

                        __________________________________________
                           Five-year
                            periods           Units        Units
                          ending June 30    Operating      Closed
                        __________________________________________
                               2000             37            2

                               2005             37            2

                               2010             34           11

                               2015              8            2
                        ===========================================
                               Total           116           17
                        ___________________________________________


         Reference is made to Note C of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

         All cafeterias and restaurants have been constructed or remodeled since 1984 and all cafeteria equipment is maintained and modernized as necessary to maintain appearance and utility. For a discussion of the Company's current remodeling program see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages four and five of the Annual Shareholders Report for the year ended June 30, 1995. The list below provides a general geographic review of the locations of the Company's cafeterias and restaurants at June 30, 1995:

                       ________________________________________
                           State      Cafeterias  Restaurants
                       ________________________________________
                           Alabama         6           1

                           Arizona         4

                          California       1

                           Florida        22

                           Georgia        18

                           Illinois        1

                            Kansas         1

                           Kentucky        1

                           Louisiana      26           5

                          Mississippi      3           1

                           Missouri        3

                        North Carolina     5

                           Oklahoma        4

                        South Carolina     2

                         Tennessee        11

                           Texas          17           1

                           Virginia        7
                             __________________________


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

         Piccadilly's corporate headquarters occupy approximately two-thirds of a Company-owned 45,000 square foot office building completed in 1974 and located on a Company-owned tract comprising approximately five acres in Baton Rouge, Louisiana. The remainder of the building is leased to commercial tenants.

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

   None.

   Item 4(a).  Executive Officers of the Registrant

   Executive officers are elected annually by the Board of Directors and hold office until a successor is duly elected. The names and positions of executive officers of the Registrant, together with a brief description of the business experience of each such person during the past five years, is set forth below.

   W. Scott Bozzell, Vice President and Assistant Controller, age 32, has held such positions since May 1992. He joined the Company in December 1988 as Assistant Controller.

   Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 48, has held such positions since June 1986.

   Jere W. Goldsmith Jr., Executive Vice President and Director of Training, age 49, has held such positions since July 1995. Mr. Goldsmith previously served in this capacity from May 1987 to February 1992. From February 1992 to July 1995 he was Executive Vice President and Region Manager.

   Ronald A. LaBorde, age 39, President and Chief Executive Officer, has held such positions since June 1995. From January 1992 to May 1995 he was Executive Vice President, Treasurer and Chief Financial Officer. Prior to that he was Executive Vice President, Secretary, and Controller.

   D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction and Design, age 43, has held such positions since May 1992. From July 1990 to May 1992 he was Vice President and Director of Maintenance.

   Robert P. Listen, Executive Vice President and Director of Technical Services, age 47, has held such positions since December 1992. From July 1987 to November 1992 he was Executive Vice President and District Manager.

   Mark L. Mestayer, Executive Vice President, Secretary, and Controller, age 37, has held such positions since May 1992. From January 1992 to May 1992, he was Vice President and Controller. Prior to that, he was Vice President and Controller, Ralph & Kacoo's.

   Joseph S. Polito, Executive Vice President and General Manager, age 53, has held such positions since July 1995. From October 1992 to July 1995, he was Executive Vice President and Director of Training. From 1987 to October 1992 he was Executive Vice President and District Manager.

   Patrick R. Prudhomme, Executive Vice President and Region Manager, age 45, has held such positions since February 1992. From January 1989 to February 1992 he was Vice President and District Manager, Ralph & Kacoo's.

   C. Warriner Siddle, Executive Vice President and Director of Development, age 44, has held such positions since July 1995. From February 1992 to July 1995 he was Executive Vice President and Region Manager. From October 1984 to February 1992 he was Executive Vice President and District Manager.

   Donovan B. Touchet, Executive Vice President and Director of Data Processing, age 46, has held such positions since June 1988.

   Brian G. Von Gruben, Executive Vice President and Director of Administrative Services, age 47, has held such positions since May 1987.
                                  PART II

   Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

   Information regarding Common Stock market prices and dividends, on page one of the Annual Shareholders Report for the year ended June 30, 1995, is incorporated herein by reference.

   Item 6.  Selected Financial Data

   "Selected Financial Data", on page one of the Annual Shareholders Report for the year ended June 30, 1995, is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages four and five of the Annual Shareholders Report for the year ended June 30, 1995, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements and supplementary data, included on pages six through 14 of the Annual Shareholders Report for the year ended June 30, 1995, are incorporated herein by reference:

   Consolidated balance sheets as of June 30, 1995 and 1994
   Consolidated  statements  of income for the fiscal  years ended
      June 30, 1995, 1994 and 1993
   Consolidated statements of  changes  in  shareholders' equity for the fiscal years ended June 30, 1995, 1994 and 1993
   Consolidated  statements  of cash flows for  the  fiscal  years ended June 30, 1995, 1994 and 1993
   Notes to consolidated financial statements for the fiscal years ended
      June 30, 1995, 1994 and 1993

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                 PART III

   In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A relating to its 1995 annual meeting and involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.

                                  PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
   8-K
   (a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1995:

                                                                  Annual
                                                               Shareholders
                                     Description                Report Page
                                     ___________                ___________
          Consolidated balance sheets as of June 30, 1995
            and 1994                                                 6

          Consolidated statements of income for the fiscal
            years ended June 30, 1995, 1994 and 1993                 7

          Consolidated statements of changes in shareholders'
            equity for the fiscal years ended June 30, 1995,
            1994 and 1993                                            7

          Consolidated statements of cash flows for the fiscal
            years ended June 30, 1995, 1994 and 1993                 8

          Notes to consolidated financial statements for the
            fiscal years ended June 30, 1995, 1994 and 1993        9 - 13

          Report of independent auditors                             14


        (2) Schedules--The following consolidated schedules and information are included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                                Annual Report
                                                                on Form 10-K
                                     Description                    Page
                                     ___________                    ____
           Schedule VIII--Valuation and qualifying accounts          10

         (3)   Listing  of  Exhibits  -- See sub-section (c) below.


   (b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

   EXHIBITS

   (3)   (a)   Articles of Incorporation of the Company <F1>, as amended
               on  September  14, 1987 <F2> as amended on September  27,
               1988 <F3>, and as amended on September 28, 1989 <F4>.

         (b)   By-laws of the Company, as amended through June 19, 1995.

   (4)   (a)   Piccadilly Cafeterias, Inc. Stockholder Rights Agreement <F5>.

         (b) Note Agreement, dated as of January 31, 1989, relating to $30 million principal amount of 10.15% Senior Notes due January 31, 1999 <F6>.

   (10)  (a)   Piccadilly  Cafeteria,  Inc.  Pension  Plan,  as amended,
               dated May 3, 1993 <F7>.

         (b)   Piccadilly   Cafeterias,  Inc.  Employee  Stock  Purchase
               Plan <F8>, as amended on September 27, 1991 <F9>.

         (c) Piccadilly Cafeterias, Inc. 1988 Stock Option Plan <F10>, as amended on August 2, 1993.

         (d)   Agreement between  Piccadilly  Cafeterias, Inc. and James
               W. Bennett, effective September 28, 1994 <F11>.

         (e) Form of Management Continuity Agreement, effective March 27, 1995, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith, Landry, Listen, Mestayer, Polito, Prudhomme, Siddle, Touchet, von Dameck and Von Gruben.

         (f) Form of Director Indemnity Agreement, effective April 27, 1995, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Durham, Murrill, Quick, Ross, Simmons, Smith and Stein and Ms. Hamilton.

         (g)   Agreement between Piccadilly Cafeterias, Inc.  and Ronald
               A. LaBorde, effective June 26, 1995.

         (h) Form of Agreement, effective August 1, 1995, between Piccadilly Cafeterias, Inc. and each of Malcolm T. Stein, Jr. and James E. Durham, Jr.

   (13)  The Registrant's Annual Report to Shareholders for  the  fiscal year ended June 30, 1995.

   (21)  List of Subsidiaries of the Registrant

   (23)  Consent of Independent Auditors

   (27)  Financial Data Schedule



   <F1> Incorporated by reference from the Registrant's Registration
         Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

   <F2> Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

   <F3> Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

   <F4> Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1989.

   <F5> Incorporated by reference from the Company's Current Report on
         Form 8-K filed with the Commission on August 22, 1988.

   <F6> Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988.

   <F7> Incorporated by reference from the Company's Annual Report on
         Form 10-K, as amended, for the fiscal year ended June 30, 1993.

   <F8> Incorporated by reference from the Registrant's Registration
         Statement on Form S-8 (Registration No. 33-17737) filed with the Commission on October 7, 1989.

   <F9> Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1991.

   <F10>Incorporated by reference from the Registrant's Registration
         Statement on Form S-8 (Registration No. 33-27793) filed with the Commission on March 29, 1989.

   <F11>Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1994.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Piccadilly Cafeterias, Inc.
                                        _____________________________________
                                        (Registrant)

                                        By:/s/ Ronald A. LaBorde
                                        _____________________________________
                                        Ronald A. LaBorde
                                        President & CEO

                                        Date: 9/25/95
                                              ______________________

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ James E. Durham, Jr.     9/25/95      /s/ Dale E. Redman         9/25/95
   __________________________   _______      ________________________   _______
   James E. Durham, Jr.,          Date       Dale E. Redman, Director     Date


  /s/ Norman D. Francis         9/25/95      /s/ William D. Ross, Jr.   9/25/95
  ___________________________   _______      ________________________   _______
  Norman D. Francis, Director     Date       William D. Ross, Jr.,        Date
                                             Director

  /s/ Julia H. R. Hamilton      9/25/95      /s/ Edward M. Simmons, Sr. 9/25/95
  ___________________________   _______      ________________________   _______
  Julia H. R. Hamilton,           Date       Edward M. Simmons, Sr.,      Date
  Director                                   Director

  /s/ Ronald A. LaBorde         9/25/95      /s/ C. Ray Smith           9/25/95
  ___________________________   _______      ________________________   _______
  Ronald A. LaBorde, President,   Date       C. Ray Smith, Director       Date
  Chief Executive Officer and
  Director (Principal Financial Officer)

  /s/ Paul W. Murrill           9/25/95      /s/ Malcolm T. Stein, Jr.  9/25/95
  ___________________________   _______      ________________________   _______
  Paul W. Murrill, Chairman of     Date      Malcolm T. Stein, Jr.,       Date
  the Board                                  Director

  /s/ O.Q. Quick, Director      9/25/95      /s/ Mark L. Mestayer       9/25/95
  ___________________________   _______      ________________________   _______
  O.Q. Quick, Director             Date     Mark L. Mestayer, Secretary   Date
                                            and Controller
                                            (Principal Accounting Officer)

                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              COL. A                        COL. B              COL. C                 COL. D           COL. E

                                                               Additions
                                                          (1)            (2)
                                          Balance at   Charged to    Charged to
                                          Beginning    costs and   Other Accounts-    Deduction--      Balance at
           Description                    of Period    expenses       Describe         Describe      End of Period
Reserves for Unit Closings:


Year ended June 30, 1995:

Property, plant & equipment allowance   $ 1,356,659                                $   555,863(A)      $   800,796
Current liability                           350,482                                     96,143(A)          254,339
Long-term liability                       6,502,486                                  1,493,189(A)        5,009,297
                                        ___________                                ___________          __________
                                        $ 8,209,627                                $ 2,145,195         $ 6,064,432
                                        ===========                                ===========         ===========

Year ended June 30, 1994:

Property, plant & equipment allowance   $ 1,832,143                                $   475,484(A)      $ 1,356,659
Current liability                           499,647                                    149,165(A)          350,482
Long-term liability                       7,804,739                                  1,302,253(A)        6,502,486
                                        ___________                                ___________          __________
                                        $10,136,529                                $ 1,926,902         $ 8,209,627
                                        ===========                                ===========         ===========

Year ended June 30, 1993:

Property, plant & equipment allowance   $11,458,442                                $ 9,626,299(A)      $ 1,832,143
Current liability                         2,028,664                                  1,529,017(A)          499,647
Long-term liability                      12,945,382                                  5,140,643           7,804,739
                                        ___________                                ___________         ___________
                                        $26,432,488                                $16,295,959         $10,136,529
                                        ===========                                ===========         ===========


(A) Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for which a provision for unit closing was recorded during the year ended June 30, 1992 but were operating during the year ended June 30, 1993.