Form 10-Q
period 1995-09-30
PICCADILLY CAFETERIAS INC
filed 1995-11-13
CIK 277923

FORM 10-Q
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                  For the quarterly period ended September 30, 1995

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

          Registrant's telephone number, including area code: (504)293-9440

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

          The number of shares outstanding of Common Stock, without par value, as of November 6, 1995, was 10,333,450.

                           PART I -- Financial Information

          Item 1. Financial Statements (Unaudited)

                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             Piccadilly Cafeterias, Inc.

                                                        (Amounts in thousands)
===============================================================================
Balances at                                September 30, 1995    June 30, 1995
_______________________________________________________________________________

ASSETS

CURRENT ASSETS

  Accounts and notes receivable                     $      462      $      482

  Inventories                                           10,596          10,584

  Deferred income taxes                                  1,416           1,416

  Other current assets                                     337             627
_______________________________________________________________________________
       TOTAL CURRENT ASSETS                             12,811          13,109

PROPERTY, PLANT AND EQUIPMENT                          250,653         248,504

  Less allowances for depreciation                     105,361         102,444

  Less allowances for unit closings                        724             801
_______________________________________________________________________________
       NET PROPERTY, PLANT AND EQUIPMENT               144,568         145,259

OTHER ASSETS                                             6,413           6,753
_______________________________________________________________________________
TOTAL  ASSETS                                         $163,792        $165,121
_______________________________________________________________________________


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-term debt due to banks                       $  17,920        $ 20,577

  Current portion of long-term debt                      6,000           6,000

  Accounts payable                                      17,660          17,998

  Income taxes payable                                   1,741           1,038

  Accrued expenses                                      13,859          13,013

  Reserve for unit closings                                254             254
_______________________________________________________________________________
       TOTAL CURRENT LIABILITIES                        57,434          58,880


LONG-TERM DEBT, less current portion                    18,000          18,000


DEFERRED INCOME TAXES                                    7,079           6,787


RESERVE FOR UNIT CLOSINGS, less current portion          4,737           5,009



SHAREHOLDERS' EQUITY

  Preferred Stock, no par value; authorized
    50,000,000 shares;
    issued and outstanding: none                           ---             ---

  Common Stock, no par value, stated value $1.82
    per share; authorized 100,000,000 shares;
    issued and outstanding 10,333,450 shares at
    September 30, 1995 and 10,316,946 shares at
    June 30, 1995                                       18,788          18,758

  Additional paid-in capital                            17,524          17,416

  Retained earnings                                     40,230          40,271
_______________________________________________________________________________
       TOTAL SHAREHOLDERS' EQUITY                       76,542          76,445
_______________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $163,792        $165,121
_______________________________________________________________________________

          See Note to Condensed Consolidated Financial Statements (Unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             Piccadilly Cafeterias, Inc.

                                (Amounts in thousands - except per share data)
===============================================================================
Three Months Ended September 30                               1995        1994
_______________________________________________________________________________
Net sales                                                 $ 75,140    $ 70,779

Cost and expenses:

  Cost of sales                                             42,820      40,583

  Other operating expense                                   24,947      23,981

  General and administrative expense                         4,234       3,656

  Interest expense                                           1,028         781

  Other expense                                                178         341
_______________________________________________________________________________
                                                            73,207      69,342
_______________________________________________________________________________
  INCOME BEFORE INCOME TAXES                                 1,933       1,437

Provision for income taxes                                     735         560
_______________________________________________________________________________
  NET INCOME                                             $   1,198   $     877
_______________________________________________________________________________
Weighted average number of shares outstanding               10,333      10,141
_______________________________________________________________________________
  Net income per share                                   $     .12   $     .09
_______________________________________________________________________________
  Cash dividends per share                               $     .12   $     .12
_______________________________________________________________________________

          See Note to Condensed Consolidated Financial Statements (Unaudited)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Piccadilly Cafeterias, Inc.

                                (Amounts in thousands)

_______________________________________________________________________________
Three Months Ended September 30                               1995        1994
_______________________________________________________________________________

OPERATING ACTIVITIES

  Net income                                              $  1,198   $     877

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                            3,257       3,049

     Costs associated with reserved units                    (273)       (364)

     Provision for deferred income taxes                       292         300

     Loss on sale of assets                                    330         371

     Pension expense -- net of contributions                   330       (255)

     Change in operating assets and liabilities              1,354       (794)
_______________________________________________________________________________
     NET CASH PROVIDED BY OPERATING ACTIVITIES               6,488       3,184


INVESTING ACTIVITIES

  Purchase of property, plant and equipment                (2,812)    (13,513)

  Proceeds from sale of property, plant and equipment           81          29
_______________________________________________________________________________
 CASH USED IN INVESTING ACTIVITIES                         (2,731)    (13,484)


FINANCING ACTIVITIES

  Proceeds from (payments on) short-term debt
  due to banks -- net                                      (2,657)      12,177

  Proceeds from sales of Common Stock                          138          89

  Payments on long-term debt                                   ---       (750)

  Dividends paid                                           (1,238)     (1,216)
_______________________________________________________________________________
       NET CASH PROVIDED(USED) IN FINANCING ACTIVITIES     (3,757)      10,300
_______________________________________________________________________________


  Increase (decrease) in cash and cash equivalents             ---         ---

  Cash and cash equivalents at beginning of period             ---         ---

_______________________________________________________________________________
  Cash and cash equivalents at end of period              $    ---   $     ---
_______________________________________________________________________________

        See Note to Condensed Consolidated Financial Statements (Unaudited)

                     NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                Piccadilly Cafeterias, Inc.
                                     September 30, 1995

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table summarizes comparable cafeteria customer traffic for the quarters ended September 30, 1995 and 1994:

                                                                      (Customers in thousands)
___________________________________________________________________________________________________
Quarter Ended September 30                          1995                 1994             Customer
___________________________________________________________________________________________________

                                            Customers  Units     Customers    Units        Change

___________________________________________________________________________________________________
Units open three months in both periods       11,915    127        11,721      127          1.7%

Units opened                                     512      5 (A)       131        3

Units closed                                     ---     --           169        3 (B)
_____________________________________________________            _________
Total customers                               12,427               12,021                   3.4%
_____________________________________________________            _________


(A)   Includes cafeterias opened after June 30, 1994

(B)   Includes cafeterias closed after June 30, 1994


     Cafeteria sales for the first quarter of fiscal year 1995 increased
$2,994,000, or 4.6%, over the prior  year  first  quarter.   Same  store
cafeteria  sales  for  the  quarter  ended September 30,  1995 increased
$1,547,000, or 2.5% over the same period  last  year.   Ralph  & Kacoo's
restaurant  sales  increased  $1,367,000, or 23.2%, over the prior  year
first  quarter.   Same store restaurant  sales  for  the  quarter  ended
September 30, 1995 decreased $203,000, or 3.4% over the same period last year.
     General and administrative  expense for the first quarter of fiscal
1996 includes a $1,300,000  restructuring  charge  resulting  from   the
elimination of approximately 100 jobs. The majority of these jobs were related to maintenance positions at the operating level. Additionally, three field supervisor positions as well as three positions on the corporate staff were eliminated. General and administrative expense for the prior year first quarter includes severance benefits totaling $361,000 related to the resignation of James W. Bennett as Chairman and Chief Executive Officer.
     Current year other expense includes a $164,000 charge related to the closing of a Spartanburg, South Carolina cafeteria in the second quarter. A replacement unit in Spartanburg will open in the second quarter. Prior year other expense includes a $329,000 charge for the
write-off  of  certain  assets  associated  with  the  Company's   major
remodeling program.
     During  fiscal year 1995, the Company canceled  its five-year major
remodel  plans.   Major  unit remodels generally include  a  substantial
redesign of the unit. Capital expenditures for these units include replacement of decor, carpet, furniture and fixtures, and exterior signage. Minor unit remodels are generally limited to replacement of carpeting, minor decor upgrades, additions of take-out stands, and/or in some cases, replacement of exterior signage. All fiscal 1996 remodels are expected to be minor.
     The following table presents a summary of capital expenditures for the quarters ended September 30, 1995 and 1994:


                                                 (Amounts in thousands-except number of units)
______________________________________________________________________________________________
Quarter Ended September 30                       1995                       1994
______________________________________________________________________________________________
                                           Amounts   Units            Amounts   Units

New units opened                          $    ---    ---            $  6,201     3

Remodels completed                             396     7                3,354     4

Net increase(decrease) in
construction-in progess                        853                          8

Land purchases                                 847                      2,455

Other                                          716                      1,495
____________________________________________________                 _________
Total capital expenditures                $  2,812                   $ 13,513
____________________________________________________                 _________


                                PART II -- Other Information

Item 1.  Legal proceedings
         None.

Item 2.  Changes in securities
         None.

Item 3.  Defaults upon senior securities
         None.

Item 4.  Submission of matters to vote of security holders
         None.

Item 5.  Other information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              3.1 Articles of Incorporation of the Registrant <F1>, as amended on September 14, 1987<F2>, as amended on September 27, 1988,
                   <F3> and as amended on September 28, 1989.<F4>

              3.2  By-laws of Registrant, as amended through June 19, 1995.<F5>

              27   Financial Data Schedule

         (b)  Reports on Form 8-K -- None.

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

 <F5> Incorporated by reference from the Registrant's Annual Report on Form
      10-K for the fiscal year ended June 30, 1995.



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




                                                 PICCADILLY CAFETERIAS, INC.
                                                 ___________________________
                                                                (Registrant)


                                                 By: /s/ Ronald A. LaBorde
                                                    ________________________
                                                    Ronald A. LaBorde
                                                    President and Chief
                                                    Executive Officer
                                                    November 10, 1995



/s/ Ronald A. LaBorde                                      11/10/95
_________________________________________________          __________
Ronald A. LaBorde, President, Chief Executive                 Date
Officer, and Director


/s/ J. Fred Johnson                                        11/10/95
_________________________________________________          __________
J. Fred Johnson, Executive Vice President, Chief             Date
Financial Officer and Treasurer
(Principal Financial Officer)


/s/ Mark L. Mestayer                                       11/10/95
_________________________________________________          __________
Mark L. Mestayer,  Executive Vice President,                 Date
Controller and Secretary (Principal Accounting
Officer)

