Form 10-Q
period 1995-12-31
PICCADILLY CAFETERIAS INC
filed 1996-02-13
CIK 277923

FORM 10-Q
                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                          FORM 10-Q

  [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

 For the quarterly period ended     December 31, 1995
                                 __________________________

  [ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

 For the transition period from _________________ to ____________________


  Commission file number:             0-9037
                            ______________________________________________


                        Piccadilly Cafeterias, Inc.
  _________________________________________________________________________
          (Exact name of registrant as specified in its charter)

              Louisiana                                 72-0604977
  ________________________________        _________________________________
    (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)                Identification No.)

        3232  Sherwood  Forest Blvd., Baton Rouge, Louisiana 70816
  _________________________________________________________________________
          (Address of principal executive offices)  (Zip Code)

  Registrant's telephone number, including area code  (504)293-9440
                                                     ______________________

                             Not applicable
   _________________________________________________________________________
            (Former name, former address and former fiscal
                 year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.          Yes [X]   No [  ]

  The number of shares outstanding of Common Stock, without par value, as of February 6, 1996, was 10,460,689.

                          PART I -- Financial Information

   Item 1.     Financial Statements (Unaudited)

                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                               Piccadilly Cafeterias, Inc.


                                                    (Amounts in thousands)
_______________________________________________________________________________
                                                      December 31   June 30
Balances at                                              1995         1995
_______________________________________________________________________________
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                      $    603      $     482
  Inventories                                          10,881         10,584
  Deferred income taxes                                 1,416          1,416
  Other current assets                                    302            627
_______________________________________________________________________________
     TOTAL CURRENT ASSETS                              13,202         13,109
PROPERTY, PLANT AND EQUIPMENT                         250,902        248,504
  Less allowances for depreciation                    107,599        102,444
  Less allowances for unit closings                       708            801
_______________________________________________________________________________
     NET PROPERTY, PLANT AND EQUIPMENT                142,595        145,259
OTHER ASSETS                                            6,243          6,753
_______________________________________________________________________________
TOTAL  ASSETS                                        $162,040       $165,121
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt due to banks                      $ 14,488       $ 20,577
   Accounts payable                                    16,819         17,998
   Other current liabilities                           16,117         14,305
   Current portion of long-term debt                    6,000          6,000
_______________________________________________________________________________
      TOTAL CURRENT LIABILITIES                        53,424         58,880

LONG-TERM DEBT, less current portion                   18,000         18,000

DEFERRED INCOME TAXES                                   7,632          6,787

RESERVE FOR UNIT CLOSINGS, less current portion         4,477          5,009

SHAREHOLDERS' EQUITY
   Preferred  Stock,  no par value;
    authorized 50,000,000 shares;
    issued and outstanding: none
   Common  Stock,  no  par value,
    stated value $1.82 per share;                        ---           ---
    authorized 100,000,000 shares;
    issued and  outstanding 10,460,689
    shares at December 31, 1995
    and 10,316,946 shares at June 30, 1995             19,019        18,758
   Additional paid-in capital                          18,235        17,416
   Retained earnings                                   41,253        40,271
_______________________________________________________________________________
      TOTAL SHAREHOLDERS' EQUITY                       78,507        76,445
_______________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $162,040      $165,121
===============================================================================
           See Note to Condensed Consolidated Financial Statements (Unaudited)

                        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                 Piccadilly Cafeterias, Inc.


                              (Amounts in thousands - except per share data)
_____________________________________________________________________________
                                      Three Months         Six Months Ended
                                    Ended December 31         December 31
_____________________________________________________________________________
                                       1995     1994      1995       1994
_____________________________________________________________________________

Net sales                            $ 75,807  $ 73,411   $150,947  $144,190

Cost and expenses:
  Cost of sales                        43,068   41,609     85,888    82,192
  Other operating expense              25,287   24,316     50,234    48,297
  General and administrative expense    2,810    3,117      7,044     6,773
  Interest expense                      1,016      921      2,044     1,702
  Other expense (income)                 (33)      441        145       782
_____________________________________________________________________________
                                       72,148   70,404    145,355   139,746
_____________________________________________________________________________
  INCOME BEFORE INCOME TAXES            3,659    3,007      5,592     4,444
Provision for income taxes              1,389    1,173      2,124     1,733
_____________________________________________________________________________
  NET INCOME                          $ 2,270   $1,834   $  3,468  $  2,711
=============================================================================
Weighted average number of shares
 outstanding                           10,335   10,155     10,334    10,148
=============================================================================
 Net income per share                 $    .22 $   .18   $    .34  $    .27
=============================================================================
 Cash dividends per share             $    .12 $   .12   $    .24  $    .24
=============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 Piccadilly Cafeterias, Inc.

                                                    (Amounts in thousands)

______________________________________________________________________________
Six Months Ended December 31                            1995         1994
______________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                           $ 3,468     $  2,711
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                         6,512        6,286
    Costs associated with reserved units                  (334)        (661)
    Provision for deferred income taxes                    845          600
    Loss on disposition of assets                          425          733
    Pension expense -- net of contributions                377         (376)
    Change in operating assets and liabilities             471        1,039
______________________________________________________________________________
    NET CASH PROVIDED BY OPERATING ACTIVITIES           11,764       10,332

INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (4,381)     (20,593)
  Proceeds from sale of property, plant and equipment      109          143
______________________________________________________________________________
    CASH USED IN INVESTING ACTIVITIES                   (4,272)     (20,450)

FINANCING ACTIVITIES
  Proceeds from (payments on) short-term debt
   due to banks - net                                    (6,089)     12,110
  Proceeds from sales of Common Stock                     1,081       1,191
  Payments on long-term debt                                ---        (750)
  Dividends paid                                         (2,484)     (2,433)
______________________________________________________________________________
    NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES     (7,492)     10,118
______________________________________________________________________________

 Increase (decrease) in cash and cash equivalents            ---        ---
 Cash and cash equivalents at beginning of period            ---        ---
______________________________________________________________________________
 Cash and cash equivalents at end of period             $    ---    $    --
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)

              NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                         Piccadilly Cafeterias, Inc.
                              December 31, 1995

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

           Comparative results of operations by periods may be affected by the timing of the opening of new units. Quarterly results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established units is generally higher in the second quarter ending December 31 and lower in the third quarter ending March 31 reflecting the general seasonal retail activity. A fluctuation in customer volume has a disproportionate effect on operating profit.


           Item 2.    Management's   Discussion   and  Analysis  of
                      Financial Condition and Results of Operations

                Same-store cafeteria customer traffic for the second quarter of fiscal year 1996 increased 0.9% over the prior year second quarter as total customer traffic increased 1.4%. Same-store cafeteria customer traffic for the six months ended December 31, 1995, increased 1.4% as total customer traffic increased 2.4%.

                Cafeteria sales for the second quarter of fiscal year 1996 increased $1,473,000, or 2.2%, over the prior year second quarter. Same-store cafeteria sales for the quarter ended December 31, 1995, increased $963,000, or 1.5% over the same period last year. Ralph & Kacoo's restaurant sales increased $2,262,000, or 15.3%, over the prior year second quarter. Same-store restaurant sales for the quarter ended December 31, 1995, decreased $327,000, or 5.6%, over the same period last year. Same-store restaurant sales for the six months ended December 31, 1995, decreased $530,000, or 4.5%, over the same period last year.

                Cafeteria sales for the six months ended December 31, 1995, increased $4,444,000, or 3.4% from the same prior year six-month period. Same-store cafeteria sales for the six months ended December 31, 1995, increased $2,827,000 or 2.2% from the same prior year six-month period.

                Second quarter general and administrative expense decreased $307,000, or 9.8%, from the prior year second quarter as a result of reduced corporate expenses. General and administrative expense for the first quarter of fiscal 1996 includes a $1,300,000 restructuring charge. General and administrative expense for the prior year first quarter includes severance benefits totaling $361,000.

                Prior year other expense (income) includes a $329,000 first quarter and a $404,000 second quarter non-cash charge resulting from the write-off of certain assets associated with the Company's remodeling program. Current year first quarter other expense includes a $164,000 charge related to the closing of a Spartanburg, South Carolina cafeteria in the second quarter. A replacement unit in Spartanburg opened in the second quarter.

                Unit  remodels are generally limited to replacement
           of carpeting, minor decor upgrades, additions of take-out stands, and/or in some cases, replacement of exterior signage. In the prior year, the Company canceled its "deluxe" unit remodel approach, which generally included a substantial redesign of the unit.

                Working  capital  at  December  31,  1995 increased
           $5,495,000 from June 30, 1995.  Since June 30, 1995, the
           Company has reduced short-term borrowings $6,089,000. The Company has unsecured lines of credit totaling $42,500,000 that mature March 31, 1996. As of December 31, 1995, $28,000,000 was available under these facilities. The Company anticipates that these facilities will be restructured into long-term instruments during this current fiscal year.

                         PART II -- Other Information

           Item 1.  Legal proceedings
           None.

           Item 2.  Changes in securities
           None.

           Item 3.  Defaults upon senior securities
           None.

           Item 4. Submission of matters to vote of security holders

           The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 6, 1995 and 8,965,907 shares were represented. The voting tabulation follows:

           The election of the following to the Board of Directors:

                                                  FOR           WITHHELD
                                                  ___           ________

                Norman C. Francis               8,818,324       147,583
                Dale E. Redman                  8,824,104       141,803
                Edward M. Simmons, Sr.          8,875,705        90,202
                C. Ray Smith                    8,870,567        95,340

           The following director's terms of office as director continued after the meeting: Malcolm T. Stein, Jr., Ronald A. LaBorde,
           O. Q. Quick, Julia H. R. Hamilton and Paul W. Murrill.

           Item 5.  Other information
           None.

           Item 6.    Exhibits and reports on Form 8-K
           (a)  Exhibits
                3.1 Articles of Incorporation of the Registrant<F1>, as amened on September 14, 1987<F2>, as amended on September 27, 1988<3>, and as amended on
                     September 28, 1989<4>.
                3.2  By-laws of Registrant, as amended through
                     June 19, 1995<F5>.
                27    Financial Data Schedule

           (b)        Reports on Form 8-K -- None
____________________

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


                                         PICCADILLY CAFETERIAS, INC.
                                                 (Registrant)



                                       By: /s/ Ronald A. LaBorde
                                          ___________________________
                                               Ronald A. LaBorde
                                               President and
                                               Chief Executive Officer
                                               February  8, 1996


/s/ Ronald A. LaBorde                                  2/8/96
_______________________________________________ ______________________
Ronald A. LaBorde, President, Chief                      Date
 Executive Officer and Director

/s/ J. Fred Johnson                                    2/8/96
_______________________________________________ ______________________
J. Fred Johnson, Executive Vice President,               Date
 Chief Financial Officer and Treasurer
 (Principal Financial Officer)

/s/ Mark L. Mestayer                                   2/8/96
_______________________________________________ _______________________
Mark L. Mestayer, Executive Vice President,              Date
 Controller and Secretary
 (Principal Accounting Officer)