Form 10-Q
period 1996-03-31
PICCADILLY CAFETERIAS INC
filed 1996-05-09
CIK 277923

FORM 10-Q

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 1996

[   ]  Transition  report  pursuant to section 13 or 15(d) of  the  securities exchange act of 1934

For the transition period from  to

Commission file number:0-9037

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

The number of shares outstanding of Common Stock, without par value, as of May 1, 1996, was 10,453,368.

                              PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

                     CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                Piccadilly Cafeterias, Inc.


                                                       (Amounts in thousands)
______________________________________________________________________________
                                                          March 31   June 30
Balances at                                                1996        1995
______________________________________________________________________________
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                        $    650    $    482
  Inventories                                            10,046      10,584
  Deferred income taxes                                   1,416       1,416
  Other current assets                                    1,336         627
______________________________________________________________________________
    TOTAL CURRENT ASSETS                                 13,448      13,109
PROPERTY, PLANT AND EQUIPMENT                           251,760     248,504
  Less allowances for depreciation                      110,368     102,444
  Less allowances for unit closings                         696         801
______________________________________________________________________________
    NET PROPERTY, PLANT AND EQUIPMENT                   140,696     145,259
OTHER ASSETS                                              5,892       6,753
______________________________________________________________________________
TOTAL ASSETS                                           $160,036    $165,121
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt due to banks                         $    ---    $ 20,577
  Accounts payable                                       16,082      17,998
  Other current liabilities                              13,698      14,305
  Current portion of long-term debt                       6,000       6,000
______________________________________________________________________________
    TOTAL CURRENT LIABILITIES                            35,780      58,880


LONG-TERM DEBT, less current portion                     33,020      18,000


DEFERRED INCOME TAXES                                     7,882       6,787


RESERVE FOR UNIT CLOSINGS, less current portion           4,361       5,009


SHAREHOLDERS' EQUITY
  Preferred Stock, no par value; authorized
    50,000,000 shares; issued and outstanding: none         ---         ---
  Common  Stock, no par value, stated value
    $1.82 per share; authorized  100,000,000
    shares; issued and outstanding 10,453,368
    shares at March 31, 1996 and 10,316,946
    shares at June 30, 1995                              19,006      18,758
  Additional paid-in capital                             18,193      17,416
  Retained earnings                                      41,794      40,271
______________________________________________________________________________
    TOTAL SHAREHOLDERS' EQUITY                           78,993      76,445
______________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $160,036    $165,121
==============================================================================
See Notes to Condensed Consolidated Financial Statements (Unaudited)


                        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                Piccadilly Cafeterias, Inc.


                               (Amounts in thousands - except per share data)
______________________________________________________________________________
                                 Three Months Ended        Nine Months Ended
                                       March 31                 March 31
______________________________________________________________________________
                                 1996         1995         1996         1995
______________________________________________________________________________
Net sales                     $ 73,100     $ 69,066     $224,047     $213,256
Cost and expenses:
  Cost of sales                 41,422       39,197      127,310      121,389
  Other operating expense       25,020       23,222       75,254       71,519
  General and administrative
    expense                      2,887        3,540        9,931       10,313
  Interest expense                 932        1,058        2,976        2,760
  Other expense (income)           (66)          76           79          858
______________________________________________________________________________
                                70,195       67,093      215,550      206,839
______________________________________________________________________________
  INCOME BEFORE INCOME TAXES     2,905        1,973        8,497        6,417
Provision for income taxes       1,104          770        3,228        2,503
______________________________________________________________________________
  NET INCOME                  $  1,801     $  1,203     $  5,269     $  3,914
==============================================================================
Weighted average number
  of shares outstanding         10,453       10,301       10,373       10,198
==============================================================================
  Net income per share        $    .17     $    .12     $    .51     $    .38
==============================================================================
  Cash dividends per share    $    .12     $    .12     $    .56     $    .36
==============================================================================
See Notes to Condensed Consolidated Financial Statements (Unaudited)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 Piccadilly Cafeterias, Inc.

                                                         (Amounts in thousands)
_______________________________________________________________________________
Nine Months Ended March 31                                    1996        1995

OPERATING ACTIVITIES
  Net income                                            $    5,269   $   3,914
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                             9,789       9,545
    Costs associated with reserved units                      (454)       (975)
    Provision for deferred income taxes                      1,095         450
    Loss on disposition of assets                              307         675
    Pension expense -- net of contributions                    707        (497)
    Change in operating assets and liabilities              (2,943)        118
_______________________________________________________________________________
    NET CASH PROVIDED BY OPERATING ACTIVITIES               13,770      13,230


INVESTING ACTIVITIES
  Purchase of property, plant and equipment                 (5,689)    (24,502)
  Proceeds from sale of property, plant and equipment          136         149
_______________________________________________________________________________
  CASH (USED) IN INVESTING ACTIVITIES                       (5,553)    (24,353)


FINANCING ACTIVITIES
  Proceeds from debt due to banks - net                      6,480      24,733
  Payments on long-term debt                               (12,000)    (11,250)
  Proceeds from sales of Common Stock                        1,027       1,291
  Dividends paid                                            (3,724)     (3,651)
_______________________________________________________________________________
  NET CASH PROVIDED(USED) IN FINANCING ACTIVITIES           (8,217)     11,123
_______________________________________________________________________________

  Increase (decrease) in cash and cash equivalents             ---         ---
  Cash and cash equivalents at beginning of period             ---         ---
_______________________________________________________________________________
  Cash and cash equivalents at end of period            $      ---   $     ---
===============================================================================
  See  Notes  to  Condensed  Consolidated  Financial  Statements (Unaudited)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 Piccadilly Cafeterias, Inc.
                                        March 31, 1996

Note A -- Basis of Presentation

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

Note B -- Long-Term Debt

During the third quarter ended March 31, 1996, the Company accelerated an additional $6,000,000 on its 10.15% senior notes. During April 1996, the Company finalized its restructuring of its short-term debt obligations into long-term facilities, effective March 31, 1996. These facilities include revolving line-of-credit arrangements with two banks for up to $38,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Same-store cafeteria customer traffic for the third quarter of fiscal year 1996 increased 3.7% over the prior year third quarter as total customer traffic increased 3.8%. Same-store cafeteria customer traffic for the nine months ended March 31, 1996, increased 2.3% as total customer traffic increased 2.8%.

Cafeteria sales for the third quarter of fiscal year 1996 increased $3,150,000, or 5.0%, over the prior year third quarter. Same-store cafeteria sales for the quarter ended March 31, 1996, increased $3,058,000, or 4.9% over the same period last year. Ralph & Kacoo's restaurant sales increased $865,000, or 14.6%, over the prior year third quarter. Same-store restaurant sales for the quarter ended March 31, 1996, decreased $280,000, or 4.7%, over the same period last year.

Cafeteria sales for the nine months ended March 31, 1996, increased $7,594,000, or 3.9% from the same prior year nine-month period. Same-store cafeteria sales for the nine months ended March 31, 1996, increased $6,189,000 or 3.3%, from the same prior year nine-month period. Restaurant sales for the nine months ended March 31, 1996, increased $3,128,000, or 17.7%, from the prior year nine-month period. Same-store restaurant sales for the nine months ended March 31, 1996, decreased $810,000, or 4.6%, over the same period last year.

Third quarter general and administrative expense decreased $653,000, or 18.4%, from the prior year third quarter as a result of reduced corporate expenses. General and administrative expense for the nine months ended March 31, 1996 includes a $1,300,000 restructuring charge. General and administrative expense for the same period last year includes severance benefits totaling $361,000.

Other  expense  (income)  for  the  nine months ended March  31,  1995 includes a $733,000 charge for the write-off of certain assets associated with the Company's remodeling program.

As of March 31, 1996, $11,480,000 was available under the credit arrangements described in Note B to the condensed financial statements. These facilities, together with cash flow from operations, are adequate to provide for future requirements.

                      PART II -- Other Information

Item 1.  Legal proceedings
None.

Item 2.  Changes in securities
None.

Item 3.  Defaults upon senior securities
None.

Item 4.  Submission of matters to vote of security holders
None

Item 5.  Other information
None.

Item 6.  Exhibits and reports on Form 8-K
(a)      Exhibits
         3.1       Articles of Incorporation of the Registrant <F1>,
                   as amended on September 14, 1987, <F2> as amended
                   on  September 27, 1988 <F3>  amended on September
                   27, 1989 <F4>.
        3.2        By-laws of Registrant, as amended through June 19,
                   1995 <F5>.
        27         Financial Data Schedule

(b)     Reports on Form 8-K -- None

_____________________________________
[FN]
<F1>    Incorporated by reference from the Registrant's Registration
        Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.
<F2>    Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal  year ended June 30, 1987.
<F3>    Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal  year ended June 30, 1988.
<F4>    Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1989.
<F5>    Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PICCADILLY CAFETERIAS, INC.
                                               _____________________________
                                               (Registrant)



                                               By: /s/ Ronald A. LaBorde
                                                  ___________________________
                                                  Ronald A. LaBorde
                                                  President and Chief Executive
                                                  Officer
                                                  May 7, 1996


/s/ J. Fred Johnson                                                  5/07/96
__________________________________________________                 ___________
J. Fred Johnson, Executive Vice President, Chief                       Date
Financial Officer and Treasurer (Principal
Financial Officer)



/s/ Mark L. Mestayer                                                 5/07/96
__________________________________________________                 ___________
Mark L. Mestayer,  Executive Vice President,                           Date
Controller and Secretary (Principal Accounting
Officer)