Form 10-K
period 1996-06-30
PICCADILLY CAFETERIAS INC
filed 1996-09-27
CIK 277923

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549
                             FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   June 30, 1996
                          ----------------------------------------------

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                                --------------------   -----------------

Commission file Number                              0-9037
                       -------------------------------------------------

                        Piccadilly Cafeterias, Inc.
- ------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Louisiana                                 72-0604977
- ------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

   3232 Sherwood Forest Blvd., Baton Rouge, Louisiana     70816
- ------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (504) 293-9440
                                                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name  of each exchange on which registered
   Common Stock                            New York Stock Exchange
- ----------------------          ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                 None
- ------------------------------------------------------------------------
                            (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 16, 1996 was $80,786,123.

The number of shares outstanding of Common Stock, without par value, as of September 16, 1996 was 10,503,368.


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III.


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

      At June 30, 1996, the Company operated 130 cafeterias in 17 states. Of these, 58 were in suburban malls, 22 were in suburban strip centers, and 50 were free-standing suburban locations. Two new cafeterias are expected to be opened during the year ending June 30, 1997. The Company expects to close two cafeterias during the year ending June 30, 1997. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1996:

- -------------------------------------------------------------------------------
Year Ended June 30                       1996    1995    1994    1993    1992
- -------------------------------------------------------------------------------
Net sales per unit (in thousands)(A)    $2,058  $1,990  $1,916  $1,868  $1,880

Units opened                                1        5       3       1       3

Units closed                                3        3       4      11       5

Units open at year-end                    130      132     130     131     141

Total customer volume (in thousands)    49,629  48,274  48,098  50,564  54,298
- ---------------------

(A) Excludes cafeterias opened or closed during period.
                   -----------------------------------

      At June 30, 1996 the Company operated eight "Ralph and Kacoo's" seafood restaurants in Louisiana, Alabama, Mississippi, and Texas. No additional Ralph & Kacoo's seafood restaurants are expected to be opened in the year ending June 30, 1997. One restaurant was closed in the first quarter of the year ending June 30, 1997. The following table sets forth certain information regarding the Company's "Ralph and Kacoo's" seafood restaurant chain during the five years ended June 30, 1996:

- --------------------------------------------------------------------------------
Year Ended June 30                       1996    1995    1994    1993    1992
- --------------------------------------------------------------------------------
Net sales per unit (in thousands) (A)   $3,277  $3,394  $3,343  $3,362  $3,151

Units opened                                 0       1       0       0       1

Units closed                                 0       0       0       2       1

Units open at year-end                       8       8       7       7       9
- ----------------------

(A) Excludes restaurants opened or closed during period.
                   -----------------------------------

      Although the Company's operations are primarily in the southern, southwestern, and western regions of the United States, the Company does not consider its growth to be limited to such areas. Piccadilly evaluates numerous potential expansion locations, focusing on demographic data such as population densities, population profiles, income levels, traffic counts, as well as the extent of competition. The number of new cafeterias and restaurants that the Company can open depends upon its ability to secure appropriate locations, generate necessary financial resources, and develop personnel for expansion.

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

       Like most industry participants, the Company purchases foodstuffs in small quantities from local and regional suppliers in order to better
assure  freshness.   As  a result, inventory  is  kept  relatively  low;
average  per-cafeteria-inventory   at   June   30,   1996  was  $14,000.
Foodstuffs are typically purchased on 30-day credit terms and sold for cash within such 30-day period, thereby favorably affecting cash flow.

      Ralph & Kacoo's restaurants seat from 250 to 600 customers each. These restaurants are full-service menu facilities. All of the food served is cooked and prepared by the restaurant staff from standardized recipes. Substantially all of the food, supplies, and other materials required for the preparation of meals are supplied by the Company-owned commissary.

      The  commissary,  located  in  Baton  Rouge,  Louisiana,  contains approximately 26,500 square feet of restaurant food and supplies storage. Seafood accounts for approximately 50% of inventory at the commissary. In order to provide consistent quality, selection, and price throughout the year, the commissary purchases in-season seafood in quantities sufficient to supply the restaurants during periods when such products would otherwise not be available at reasonable prices in the marketplace. On the average, seafood inventory turns approximately once every four months. Inventory maintained at the commissary at June 30, 1996, was approximately $2,455,000 while the average "Ralph and Kacoo's" restaurant inventory level at year-end was approximately $44,700. The commissary is not dependent upon a single supplier nor a small group of suppliers.

      Each cafeteria and restaurant is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business, including purchasing, food preparation, and employee matters. Thirteen district managers, under the supervision of one general manager, and the chief executive officer oversee and regularly inspect cafeteria operations. Two district managers, under the supervision of a general manager and the chief executive officer, oversee restaurant operations. The Company employed approximately 8,500 persons at June 30, 1996, of whom all but 63 corporate headquarters employees worked at Piccadilly's 138 cafeteria and restaurant locations and its commissary.

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

Item 2.  Properties

      All but 24 of the cafeterias and restaurants operated by the Company at June 30, 1996, were operated on premises held under long-term leases with differing provisions and expiration dates. The 24 cafeterias and restaurants not operated on premises held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

                   ------------------------------------
                    Five-year
                     periods          Units     Units
                   ending June 30   Operating   Closed

                      2001              44        1
                      2006              32        3
                      2011              32        9
                      2016               6        2
                   ------------------------------------
                     Total             114       15
                   ------------------------------------


      Reference is made to Note 4 of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

      All cafeterias and restaurants have been constructed or remodeled since 1984 and all cafeteria equipment is maintained and modernized as necessary to maintain appearance and utility. For a discussion of the Company's current remodeling program see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages eight and nine of the Annual Shareholders Report for the year ended June 30, 1996. The list below provides a general geographic review of the locations of the Company's cafeterias and restaurants at June 30, 1996:

         ----------------------------------------
          State        Cafeterias    Restaurants
         ----------------------------------------
          Alabama           6             1
          Arizona           3
          California        1
          Florida          22
          Georgia          18
          Illinois          1
          Kansas            1
          Kentucky          1
          Louisiana        26             5
          Mississippi       3             1
          Missouri          3
          North Carolina    5
          Oklahoma          3
          South Carolina    2
          Tennessee        11
          Texas            17             1
          Virginia          7
         ----------------------------------------

      The Company utilizes generally standardized building configurations for its new cafeterias and restaurants in terms of seating, food display, preparation areas, and other factors and attempts to build out floor space to maximize efficient use of available space. The Company recently completed the design of a new cafeteria prototype. The prototype has approximately 6,000 square feet compared to the Company's 10,000 square feet traditional cafeteria. This smaller cafeteria allows the Company to access a broader range of markets. Both cafeterias to be opened in fiscal year 1997 will be of the new prototype design.

      The Company continues to pursue strategies to increase the capacity and utilization of its cafeterias. Although most of the Company's cafeterias are single-line, 31 of the Company's cafeterias are double-line which provide increased capacity at peak hours. The Company does not currently intend to convert any of its single-line cafeterias to double-line.

      Piccadilly's corporate headquarters occupy approximately two-thirds of a Company-owned 45,000 square foot office building completed in 1974 and located on a Company-owned tract comprising approximately five acres in Baton Rouge, Louisiana. The remainder of the building is leased to commercial tenants.

Item 3.  Legal Proceedings

      The Company is not a party to and does not have any property that is the subject of any legal proceedings pending or, to the knowledge of management, threatened, other than ordinary routine litigation incidental to its business and proceedings which are material or as to which management believes the Company does not have adequate insurance.

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

W. Scott Bozzell, Vice President and Controller, age 33, has held such positions since July, 1996. From May 1992 to July 1996 he was Vice President and Assistant Controller. Prior to that he was Assistant Controller.

Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 49, has held such positions since June 1986.

Jere  W.  Goldsmith  Jr.,  Executive  Vice  President  and  Director  of
Training, age 50, has held such positions since July 1995. Mr. Goldsmith previously served in this capacity from May 1987 to February 1992. From February 1992 to July 1995 he was Executive Vice President and Region Manager.

J. Fred Johnson, age 45, Executive Vice President, Treasurer, and Chief Financial Officer, has held such positions since November 1995. From August 1985 through October 1995 he was with Graphic Industries, Inc., a printing company, in various capacities, including Chief Financial Officer and Treasurer.

Ronald A. LaBorde, age 40, President and Chief Executive Officer, has held such positions since June 1995. From January 1992 to May 1995 he was Executive Vice President, Treasurer and Chief Financial Officer. Prior to that he was Executive Vice President, Secretary, and Controller.

D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction and Design, age 44, has held such positions since May 1992. From July 1990 to May 1992 he was Vice President and Director of Maintenance.

Robert P. Listen, Executive Vice President and Director of Technical Services, age 48, has held such positions since December 1992. From July 1987 to November 1992 he was Executive Vice President and District Manager.

Mark L. Mestayer, Executive Vice President, Secretary, and Director of Finance, age 38, has held such positions since July 1996. From May 1992 to July 1996, he was Executive Vice President, Secretary and Controller. From January 1992 to May 1992, he was Vice President and Controller. Prior to that, he was Vice President and Controller, Ralph & Kacoo's.

Joseph S. Polito, Executive Vice President and General Manager, age 54, has held such positions since July 1995. From October 1992 to July 1995, he was Executive Vice President and Director of Training. From 1987 to October 1992 he was Executive Vice President and District Manager.

Patrick R. Prudhomme, Executive Vice President and Region Manager, age 44, has held such positions since February 1992. From January 1989 to February 1992 he was Vice President and District Manager, Ralph & Kacoo's.

C. Warriner Siddle, Executive Vice President and Director of Development, age 45, has held such positions since July 1995. From February 1992 to July 1995 he was Executive Vice President and Region Manager. From October 1984 to February 1992 he was Executive Vice President and District Manager.

Donovan B. Touchet, Executive Vice President and Director of Data Processing, age 47, has held such positions since June 1988.

Brian  G.  Von  Gruben,  Executive  Vice   President   and  Director  of
Administrative Services, age 48, has held such positions since May 1987.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Information regarding Common Stock market prices and dividends, on page one of the Annual Shareholders Report for the year ended June 30, 1996, is incorporated herein by reference.

Item 6.  Selected Financial Data

"Selected   Financial   Data",   on  the  inside  cover  of  the  Annual
Shareholders Report for the year ended June 30, 1996, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages eight and nine of the Annual Shareholders Report for the year ended June 30, 1996, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included on pages 10 through 18 of the Annual Shareholders Report for the year ended June 30, 1996, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 1996 and 1995
Consolidated statements of income for the fiscal  years ended June
     30, 1996, 1995 and 1994
Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30, 1996, 1995 and 1994
Consolidated statements  of  cash flows for the fiscal years ended
     June 30, 1996, 1995 and 1994
Notes to consolidated financial  statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A relating to its 1996 annual meeting and involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1996:
                                                                   Annual
                                                                Shareholders
                   Description                                   Report Page
                   -----------                                   -----------
      Consolidated balance  sheets as of June 30, 1996 and 1995       10
      Consolidated  statements  of income  for the fiscal years
         ended  June  30, 1996, 1995 and 1994                         11
      Consolidated  statements   of  changes  in  shareholders'
         equity for the  fiscal years ended June 30, 1996, 1995
         and 1994                                                     11
      Consolidated  statements  of cash  flows for  the  fiscal
         years ended June 30,  1996,  1995  and 1994                  12
      Notes to consolidated financial statements                    13-18
      Report of independent auditors                                  18

      (2) Schedules--The following consolidated schedules and information are included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                                Annual Report
                                                                on Form 10-K
                        Description                                 Page
                        -----------                                 ----
          Schedule II--Valuation and qualifying accounts             11

      (3) Listing of Exhibits  --  See sub-section (c) below.

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

(c)   EXHIBITS

3.    (a)   Articles of Incorporation of the Company <F1>, as amended on
            September 14,1987 <F2> as amended on September 27,1988 <F3>, and as amended on September 28, 1989 <F4>

      (b)   By-laws of the Company, as amended through June 19,1995 <F5>.

4.    (a)   Piccadilly Cafeterias, Inc. Stockholder Rights Agreement <F6>.

      (b) Note Agreement, dated as of January 31, 1989, relating to $30 million principal amount of 10.15% Senior Notes due January 31, 1999 <F7>

10.   (a)   Piccadilly Cafeteria, Inc. Pension  Plan,  as amended, dated
            May 3, 1993 <F8>.

      (b)   Piccadilly   Cafeterias,   Inc.   Employee   Stock  Purchase
            Plan <F9> , as amended on September 27, 1991 <F10>.

      (c) Piccadilly Cafeterias, Inc. 1988 Stock Option Plan <F11>, as amended on August 2, 1993 <F8>

      (d) Form of Management Continuity Agreement, effective March 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith, Johnson (November 16, 1995), Landry, Listen, Mestayer, Polito, Prudhomme, Siddle, Touchet, and Von Gruben <F5>.

      (e) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, other between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Francis, Guyton (July 1, 1996), Murrill, Quick, Redman (September 25,
            1995), Ross, Simmons, Smith and Stein and Ms. Hamilton <F5>.

      (f)   Agreement  between Piccadilly  Cafeterias,  Inc. and Ronald
            A. LaBorde, effective June 26, 1995 <F5>.

      (g)   Form  of  Agreement,  effective   August  1,  1995,  between
            Piccadilly Cafeterias, Inc. and each of Malcolm T. Stein, Jr. and James E. Durham, Jr. <F5>.

13. The Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

21.   List of Subsidiaries of the Registrant

23.   Consent of Independent Auditors

27.   Financial Data Schedule

__________________________

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

<F6> Incorporated  by reference from the Company's Current  Report on
     Form 8-K filed with the Commission on August 22, 1988.

<F7> Incorporated by reference from the Company's Quarterly Report on
     Form 10-Q for the fiscal quarter ended December 31, 1988.

<F8> Incorporated by reference  from the  Company's  Annual Report on
     Form 10-K, as amended, for the fiscal year ended June 30, 1993.

<F9> Incorporated  by  reference from  the  Registrant's Registration
     Statement on Form S-8 (Registration No. 33-17737) filed with the Commission on October 7, 1989.

<F10>Incorporated by reference from the Registrant's Annual Report on
     Form 10-K, as amended, for the fiscal year ended June 30, 1991.

<F11>Incorporated  by  reference  from  the Registrant's Registration
     Statement on Form S-8 (Registration No. 33-27793) filed with the Commission on March 29, 1989.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Piccadilly Cafeterias, Inc.
                                                 ------------------------------
                                                 (Registrant)


                                                 By:/s/ Ronald A. LaBorde
                                                    ---------------------------
                                                    Ronald A. LaBorde
                                                    President  and   Chief
                                                    Executive Officer

                                                 Date: September 23, 1996
                                                      -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Norman C. Francis        9/23/96        /s/ Dale E. Redman          9/23/96
- ---------------------------  -------        -------------------------   -------
Norman C. Francis, Director   Date          Dale E. Redman, Director     Date


/s/ Robert P. Guyton         9/23/96       /s/ William D. Ross, Jr.     9/23/96
- ---------------------------  -------       ---------------------------  -------
Robert P. Guyton, Director    Date         William D. Ross, Jr.,         Date
                                            Director


/s/Julia H. R. Hamilton      9/23/96       /s/ Edward M. Simmons, Sr.   9/23/96
- ---------------------------  -------       ---------------------------  -------
Julia H. R. Hamilton,         Date         Edward M. Simmons, Sr.,       Date
  Director                                   Director


/s/ Ronald A. LaBorde        9/23/96
- ---------------------------  -------       ---------------------------  -------
Ronald A. LaBorde,            Date         C. Ray Smith, Director        Date
  President, Chief Executive
  Officer and Director


/s/ Paul W. Murrill          9/23/96       /s/  Malcolm T. Stein, Jr.   9/23/96
- ---------------------------  -------       ---------------------------  -------
Paul W. Murrill, Chairman     Date         Malcolm T. Stein, Jr.,        Date
  of the Board                               Director


/s/ O.Q. Quick               9/23/96      /s/ J. Fred Johnson           9/23/96
- ---------------------------  -------      ----------------------------  -------
O.Q. Quick, Director          Date        J. Fred Johnson                Date
                                            Executive  Vice President,
                                            Treasurer and Chief Financial
                                            Officer (Principal Financial
                                            Officer)
/s/ Mark L. Mestayer         9/19/96
- ---------------------------  -------
Mark L. Mestayer, Secretary   Date
  and Director of Finance
  (Principal Accounting
  Officer)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- ----------------------------------------------------------------------------------------------------
|            COL. A                 | COL. B    |       COL. C          |  COL. D     | COL. E     |
- ----------------------------------------------------------------------------------------------------
|                                   |           |     Additions         |             |            |
- ----------------------------------------------------------------------------------------------------
|                                   |           |           |  (2)      |             |            |
|                                   |           |  (1)      |Charged to |             |            |
|                                   |Balance at |Charged to | Other     |             |  Balance at|
|                                   |Beginning  |costs and  |Accounts-  | Deduction-- |   End of   |
|        Description                |of Period  |expenses   |Describe   |  Desribe    |   Period   |
- ----------------------------------------------------------------------------------------------------
Reserves for Unit Closings:

Year ended June 30, 1996:
  Property,  plant  &  equipment
    allowance                       $   800,796  $ 3,726,958            $   120,282     $  4,407,472
  Current liability                     254,339      100,000                  6,843(A)       347,496
  Long-term liability                 5,009,297    1,000,819                960,607(A)     5,049,509
                                    -----------  -----------            -----------     ------------
                                    $ 6,064,432  $ 4,827,777            $ 1,087,732     $  9,804,477
                                    ===========  ===========            ===========     ============

Year ended June 30, 1995:
  Property,   plant  &  equipment
    allowance                       $ 1,356,659                         $   555,863(A)$      800,796
  Current liability                     350,482                              96,143(A)       254,339
  Long-term liability                 6,502,486                           1,493,189        5,009,297
                                    -----------                         -----------     ------------
                                    $ 8,209,627                         $ 2,145,195     $  6,064,432
                                    ===========                         ===========     ============

Year ended June 30, 1994:
  Property,  plant  &  equipment
    allowance                       $ 1,832,143                         $   475,484(A)  $  1,356,659
  Current liability                     499,647                             149,165(A)       350,482
  Long-term liability                 7,804,739                           1,302,253        6,502,486
                                    -----------                         -----------     ------------
                                    $10,136,529                         $ 1,926,902     $  8,209,627
                                    ===========                         ===========     ============

  (A) Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for  which a provision for unit closing was recorded during  the year ended
      June 30, 1992.
