Form 10-Q
period 1996-09-30
PICCADILLY CAFETERIAS INC
filed 1996-11-12
CIK 277923

FORM 10-Q
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                               FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

     For the quarterly period ended       September 30, 1996
                                   -------------------------------------
[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

    For the transition period from                   to
                                   -----------------    ----------------
Commission file number:   0-9037
                       -------------------------------------------------

                       Piccadilly Cafeterias, Inc.
------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Louisiana                                    72-0604977
-------------------------------                 -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana         70816
------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (504) 293-9440
                                                  ----------------------

                               Not applicable
------------------------------------------------------------------------
        (Former name, former  address  and  former fiscal year,
                     if changed since last report)

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

The number of shares outstanding of Common Stock, without par value, as of November 1, 1996, was 10,503,368.



                 PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      Piccadilly Cafeterias, Inc.

                                              (Amounts in thousands)
-------------------------------------------------------------------------------
Balances at                                       September 30    June 30
                                                      1996          1996
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                        $    592      $    619
  Inventories                                            10,093        10,087
  Deferred income taxes                                   2,434         2,434
  Other current assets                                      307           579
-------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                          13,426        13,719
PROPERTY, PLANT AND EQUIPMENT                           242,988       245,424
   Less allowances for depreciation and unit closings   116,052       116,412
-------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT            126,936       129,012
OTHER ASSETS                                              7,462         5,549
TOTAL  ASSETS                                          $147,824      $148,280
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $  8,990      $  8,387
  Accrued interest                                        3,285         3,588
  Accrued expenses                                       19,719        22,494
  Current portion of long-term debt                       7,500         6,000
------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                     39,494        40,469

LONG-TERM DEBT, less current portion                     26,540        25,700

DEFERRED INCOME TAXES                                     3,968         3,768

RESERVE FOR UNIT CLOSINGS                                 4,402         5,050

SHAREHOLDERS' EQUITY
 Preferred Stock, no par value; authorized 50,000,000
   shares;issued and outstanding: none                      ---           ---
 Common Stock, no par value, stated value $1.82 per
   share; authorized 100,000,000 shares; issued  and
   outstanding 10,503,368 shares at September 30,1996
   and at June 30, 1996                                  19,096        19,096
 Additional paid-in capital                              18,555        18,555
 Retained earnings                                       35,769        35,642
------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                     73,420        73,293
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $147,824      $148,280
==============================================================================

See Note to Condensed Consolidated Financial Statements (Unaudited)


          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   Piccadilly Cafeterias, Inc.

                               (Amounts in thousands - except per share data)
------------------------------------------------------------------------------
Three Months Ended September 30                          1996          1995
------------------------------------------------------------------------------
Net sales                                              $ 75,500      $ 75,140
Cost and expenses:
   Cost of sales                                         44,415        42,820
   Other operating expense                               25,387        24,947
   General and administrative expense                     2,801         4,234
   Interest expense                                         722         1,028
   Other expense (income)                                   (62)          178
------------------------------------------------------------------------------
                                                         73,263        73,207
------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                             2,237         1,933
Provision for income taxes                                  850           735
------------------------------------------------------------------------------
   NET INCOME                                           $ 1,387      $  1,198
==============================================================================
Weighted average number of shares outstanding            10,503        10,333
==============================================================================
   Net income per share                                 $   .13      $    .12
==============================================================================
   Cash dividends per share                             $   .12      $    .12
==============================================================================
See  Note  to Condensed Consolidated Financial  Statements (Unaudited)


        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Piccadilly Cafeterias, Inc.

                                                       (Amounts in thousands)
------------------------------------------------------------------------------
Three Months Ended September 30                            1996        1995
------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net income                                        $  1,387    $  1,198
       Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation                                  3,059       3,257
              Costs associated with reserved units           (651)       (273)
              Provision for deferred income taxes             200         292
              Loss on sale of assets                           42         330
              Pension expense -- net of contribtutions     (1,960)        330
              Change in operating assets and liabilities   (2,051)      1,354
------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES        26       6,488

INVESTING ACTIVITIES
      Purchase of property, plant and equipment            (1,113)     (2,812)
      Proceeds from sale of property, plant and
        equipment                                               7          81
------------------------------------------------------------------------------
            CASH USED IN INVESTING ACTIVITIES              (1,106)     (2,731)

FINANCING ACTIVITIES
      Payments on short-term debt due to banks -- net         ---      (2,657)
      Proceeds from long-term debt -- net                   2,340         ---
      Proceeds from sales of Common Stock                     ---         138
      Dividends paid                                       (1,260)     (1,238)
------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    1,080      (3,757)
------------------------------------------------------------------------------

      Increase (decrease) in cash and cash equivalents        ---         ---
      Cash and cash equivalents at beginning of period        ---         ---
------------------------------------------------------------------------------
      Cash and cash equivalents at end of period         $    ---    $    ---
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)


           NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                      Piccadilly Cafeterias, Inc.
                       September 30, 1996

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

1997 First Quarter Compared to 1996 First Quarter
-------------------------------------------------

Same-store cafeteria traffic increased 2.7% over the prior year as total customer traffic increased 1.8%. Sales for cafeterias open in the first quarter of both years increased 2.9%. Sales for Ralph & Kacoo's seafood restaurants decreased 13.8% as same-store sales were impacted by normal declines in new-unit volumes at the Birmingham, Alabama restaurant, which opened in April, 1995. One cafeteria in Greensboro, North Carolina and one restaurant in Houston, Texas were closed in July, 1996. The closing of these units had no material impact on the earnings of the current year as the estimated losses were provided for by the Company in the fourth quarter of fiscal 1996.

Cost of sales as a percentage of sales increased 1.8% over the prior year. Food cost increased 1.0%, primarily from inflationary pressures, and labor cost increased 0.8%, reflecting increased staffing aimed at enhanced customer service. On October 1, 1996, the Company implemented a price increase to offset these higher costs and the new minimum wage.

Other operating expense as a percentage of sales increased 0.4% over the prior year reflecting increases in repairs and maintance costs and pension and health insurance costs. Prior year general and administrative expense includes severance charges of $1,300,000 relating to the elimination of approximately 100 jobs. Interest expense decreased $306,000 reflecting both lower debt levels and lower cost of debt. Other expense (income) improved $240,000 over the prior year as a result of a $288,000 decrease in losses from asset dispositions.

Net cash provided by operating activities decreased $6,462,000. The Company contributed $2,500,000 to its pension plan during the quarter. No contributions were made in the first quarter of fiscal 1996. Costs associated with reserve units increased $378,000 as the Company paid lease termination costs of $500,000. Net changes in other operating assets and liabilities from period to period resulted in a decrease to cash flow of $3,405,000 reflecting timing of payments in the normal course of business.

As  of September 30, 1996, $15,960,000 was  available  under  two
line  of  credit  arrangements.   These facilities, together with
cash flow from operations, are adequate to provide for future requirements.


                           PART II -- Other Information

Item 1.  Legal proceedings
None.

Item 2.  Changes in securities
None.

Item 3.  Defaults upon senior securities
None.

Item 4.  Submission of matters to vote of security holders
None.

Item 5.  Other information
None.

Item 6.Exhibits and Reports on Form 8-K
(a)  Exhibits

     3.1 Articles of Incorporation of the Registrant <F1>, as amended on September 14, 1987 <F2>, as amended on September 27, 1988 <F3>, as amended on September 28, 1989 <F4>.

     3.2   By-laws of the Company, as amended through July 22, 1996.

     27    Financial Data Schedule

(b)  Reports on Form 8-K -- None.

[FN]
<F1>  Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.
<F2>  Incorporated by reference from the Registrant's Annual Report on Form
      10-K for the fiscal year ended June 30, 1987.
<F3>  Incorporated by reference from the Registrant's Annual Report on Form
      10-K for the fiscal year ended June 30, 1988.
<F4>  Incorporated by reference from the Registrant's Annuak Report on Form
      10-K for the fiscal year ended June 30, 1989.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PICCADILLY CAFETERIAS, INC.
                                            -----------------------------
                                            (Registrant)


                                            By: /s/Ronald A. LaBorde
                                               --------------------------
                                               Ronald A. LaBorde
                                               President and Chief
                                                  Executive Officer
                                               November 6, 1996


/s/ Ronald A. LaBorde                                    11/6/96
-------------------------------------------------       ---------
Ronald A. LaBorde, President, Chief Executive             Date
  Officer, and Director

/s/ J. Fred Johnson                                      11/6/96
-------------------------------------------------       ---------
J. Fred Johnson, Executive Vice President,                Date
  Financial Officer and Treasurer
  (Principal Financial Officer)

/s/ Mark L. Mestayer                                     11/6/96
-------------------------------------------------       ---------
Mark L. Mestayer, Executive Vice President,               Date
  Secretary & Director of Finance
  (Principal Accounting Officer)