Form 10-Q
period 1996-12-31
PICCADILLY CAFETERIAS INC
filed 1997-02-06
CIK 277923

FORM 10-Q
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended  December 31, 1996
                              ------------------------------------------------
[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                       to
                               --------------------      ---------------------

Commission file number:  0-9037
                        ------------------------------------------------------

                         Piccadilly Cafeterias, Inc.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Louisiana                                       72-0604977
------------------------------------                   --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   3232 Sherwood Forest Blvd., Baton Rouge, Louisiana            70816
------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (504)293-9440
                                                  ----------------------------

                              Not applicable
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of Common Stock, without par value, as of January 30, 1997, was 10,503,368.



                    PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                         Piccadilly Cafeterias, Inc.

                                                    (Amounts in thousands)
------------------------------------------------------------------------------
Balances at                                        December 31      June 30
                                                      1996            1996
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                      $    832          619
  Inventories                                          10,667       10,087
  Deferred income taxes                                 2,434        2,434
  Other current assets                                  2,841          579
------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                        16,774       13,719
PROPERTY, PLANT AND EQUIPMENT                         240,966      245,424
   Less allowances for depreciation and unit          118,021      116,412
   closings
------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT          122,945      129,012
OTHER ASSETS                                            6,949        5,549
------------------------------------------------------------------------------
TOTAL  ASSETS                                        $146,668     $148,280
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $  8,814        8,387
  Accrued interest                                      1,352        3,588
  Accrued expenses                                     21,150       22,494
  Current portion of long-term debt                     7,500        6,000
------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                   38,816       40,469

LONG-TERM DEBT, less current portion                   24,630       25,700

DEFERRED INCOME TAXES                                   4,168        3,768

RESERVE FOR UNIT CLOSINGS                               4,052        5,050

SHAREHOLDERS' EQUITY
   Preferred Stock, no par value; authorized
     50,000,000 shares; issued and outstanding: none      ---          ---
   Common Stock, no par value, stated value $1.82
     per share; authorized 100,000,000 shares;
     issued and outstanding 10,503,368 shares at
     December 31, 1996 and  at June 30, 1996           19,096       19,096
  Additional paid-in capital                           18,555       18,555
  Retained earnings                                    37,351       35,642
------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                   75,002       73,293
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $146,668     $148,280
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)

           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    Piccadilly Cafeterias, Inc.
                               (Amounts in thousands - except per share data)
                                    Three Months Ended    Six Months Ended
                                        December 31          December 31
------------------------------------------------------------------------------
                                      1996       1995      1996       1995
------------------------------------------------------------------------------
Net Sales                          $ 77,469   $ 75,807   $152,969   $150,947
Cost and expenses:
     Cost of sales                   44,468     43,068     88,883     85,888
     Other operating expenses        25,028     25,287     50,415     50,234
     General and administrative       2,676      2,810      5,477      7,044
       expenses
     Interest expense                   806      1,016      1,528      2,044
     Other expense (income)             (95)       (33)      (157)       145
------------------------------------------------------------------------------
                                     72,883     72,148    146,146    145,355
------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES       4,586      3,659      6,823      5,592

Provision for income taxes            1,743      1,389      2,593      2,124
     NET INCOME                    $  2,843   $  2,270   $  4,230   $  3,468
==============================================================================
Weighted average number of
  shares outstanding                 10,503     10,335     10,503     10,334
==============================================================================
     Net income per share           $   .27   $    .22   $    .40   $    .34
==============================================================================
     Cash dividends per share       $   .12   $    .12   $    .24   $    .24
==============================================================================
See Note to Condensed Consolidated Financial Statements (Unaudited)

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Piccadilly Cafeterias, Inc.

                                                        (Amounts in thousands)
------------------------------------------------------------------------------
Six Months Ended December 31                               1996        1995
------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                            $  4,230    $  3,468
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                        6,079       6,512
        Costs associated with reserved units                 (845)       (334)
        Provision for deferred income taxes                   400         845
        Loss on sale of assets                                 82         425
        Pension  expense  --  net of contributions         (1,419)        377
        Change in operating assets and liabilities         (3,261)        471
------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           5,266      11,764


INVESTING ACTIVITIES
   Purchase of property, plant and equipment               (3,189)     (4,381)
   Proceeds from sale of property, plant and equipment         14         109
------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                  (3,175)     (4,272)


FINANCING ACTIVITIES
   Payments on short-term debt due to banks  -- net           ---      (6,089)
   Payments on long-term debt -- net                          430         ---
   Proceeds from sales of Common Stock                        ---       1,081
   Dividends paid                                          (2,521)     (2,484)
------------------------------------------------------------------------------
        NET CASH USED IN FINANCING ACTIVITIES              (2,091)     (7,492)
------------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents           ---         ---
   Cash and cash equivalents at beginning  of period          ---         ---
------------------------------------------------------------------------------
   Cash and cash equivalents at end of period              $  ---      $  ---
==============================================================================
 See Note to Condensed Consolidated Financial Statements


           NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                     Piccadilly Cafeterias, Inc.
                        December 31, 1996

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 Second Quarter Compared to 1996 Second Quarter

On October 1, 1996, the Company implemented a price increase. Same-store cafeteria traffic increased 0.7% over the prior year while sales increased 4.6%. Total cafeteria traffic decreased 0.7%. Same-store sales for Ralph & Kacoo's seafood restaurants decreased 4.7% as sales were impacted by a normal leveling of volume at the Birmingham, Alabama restaurant, which opened in April, 1995. The cafeteria in Chicago, Illinois was closed on November 15, 1996 and a cafeteria in Tampa, Florida was closed on December 31, 1996 in conjunction with the lease expiration.

Cost of sales as a percentage of sales increased 0.6% over the prior year. Food cost increased 0.2% from inflationary pressures and labor cost increased 0.4%, reflecting increased staffing aimed at enhanced customer service combined with the new minimum wage.

Other operating expense as a percentage of sales decreased 1.1% over the prior year reflecting decreases in depreciation and workers compensation costs. Interest expense decreased $210,000 reflecting both lower debt levels and lower cost of debt.

Six Months Ended 12/31/96 Compared to Six Months Ended 12/31/95

Same-store cafeteria traffic increased 1.8% over the prior year as total customer traffic increased 0.6%. Sales for cafeterias open in both six-month periods increased 3.8%. Same-store sales for Ralph & Kacoo's decreased 7.8%.

Cost of sales as a percentage of sales increased 1.2% over the prior year. Food and labor cost both increased 0.6%. Prior year general and administrative expense includes severance charges of $1,300,000 relating to the elimination of about 100 jobs. Other expense (income) improved $302,000 over the prior year as a result of $343,000 in losses from asset dispositions in the prior year.

Net cash provided by operating activities decreased $6,498,000. The Company contributed $2,500,000 to its pension plan during the current year first quarter. No contributions were made in the first two quarters of fiscal 1996. Costs associated with reserve units increased $664,000 as the Company paid lease termination costs of $500,000. Net changes in other operating assets and liabilities resulted from the payment of $3,272,000 in settlement of taxes and interest associated with the IRS examinations of the Company's tax returns for 1987 through 1992.

As of December 31, 1996, a total of $18,370,000 was available under two line of credit arrangements. These facilities, together with cash flow from operations, are adequate to provide for future requirements.


                     PART II -- Other Information

Item 1.  Legal proceedings
None.
Item 2.  Changes in securities
         None.

Item 3.  Defaults upon senior securities
         None.

Item 4.  Submission of matters to vote of security holders

         The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 4, 1996 and 9,060,607 shares were represented. The voting tabulation follows:

         The election of the following to the Board of Directors:
                                                         For         Withheld
                                                         ---         --------
         Robert P. Guyton                             8,955,580       105,027
         Edward M. Simmons, Sr.                       8,955,002       105,605
         Christel C. Slaughter                        8,914,054       146,553

         The following director's terms of office continued after the Meeting:
         Norman Francis, Julia H.R. Hamilton, Ronald A. LaBorde, Paul W. Murrill, Dale E. Redman, and C. Ray Smith.

Item 5.  Other information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

         3.1 Articles of Incorporation of the Registrant (1), as amended on September 14, 1987 (2), as amended on September 27, 1988 (3), and as amended on September 28, 1989 (4).

         3.2  By-Laws of the Company, as amended through July 22, 1996 (5).

         27   Financial Data Schedule

        (b)  Reports on Form 8-K -- None.

_____________________
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.



                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              /s/ PICCADILLY CAFETERIAS, INC.
                                              -------------------------------
                                                         (Registrant)


                                             By: /s/ Ronald A. LaBorde
                                                -----------------------------
                                                Ronald A. LaBorde
                                                President and Chief Executive
                                                Officer
                                                January 30, 1997


/s/ Ronald A. LaBorde                                                01/30/97
-----------------------------------------------------------          --------
Ronald A. LaBorde, President, Chief Executive, Officer,                Date
and Director

/s/ J. Fred Johnson                                                  01/30/97
-----------------------------------------------------------          --------
J. Fred Johnson, Executive Vice President, Chief                       Date
Financial Officer and Treasurer (Principal Financial Officer)

/s/ Mark L. Mestayer                                                 01/30/97
-----------------------------------------------------------          --------
Mark L. Mestayer, Executive Vice President, Secretary                  Date
& Director of Finance (Principal Accounting Officer)