Form 10-Q
period 1997-03-31
PICCADILLY CAFETERIAS INC
filed 1997-05-12
CIK 277923

FORM 10-Q
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
                                     FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

         For the quarterly period ended March 31, 1997
                                        ----------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

         For the transition period from                 to
                                        ---------------     --------------

Commission file number:       0-9037
                       ---------------------------------------------------

                          Piccadilly Cafeterias, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Louisiana                                 72-0604977
   --------------------------------               -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


      3232 Sherwood Forest Blvd., Baton Rouge, Louisiana         70816
   -----------------------------------------------------       ---------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (504)293-9440
                                                   -----------------------

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

The number of shares outstanding of Common Stock, without par value, as of April 30, 1997, was 10,503,368.

                        PART I -- Financial Information

Item 1.  Financial Statements (Unaudited)

                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                              Piccadilly Cafeterias, Inc.



                                                       (Amounts in thousands)
-----------------------------------------------------------------------------
Balances at                                             March 31     June 30
                                                          1997         1996
-----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                          $    630   $    619
  Inventories                                              10,069     10,087
  Deferred income taxes                                     1,834      2,434
  Other current assets                                      1,035        579
-----------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                            13,568     13,719
PROPERTY, PLANT AND EQUIPMENT                             244,609    245,424
  Less allowances for depreciation and unit closings      118,187    116,412
-----------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT              126,422    129,012
OTHER ASSETS                                                6,348      5,549
-----------------------------------------------------------------------------
TOTAL  ASSETS                                            $146,338   $148,280
=============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       $  9,443   $  8,387
  Accrued interest                                            966      3,588
  Accrued expenses                                         18,267     22,494
  Current portion of long-term debt                         6,000      6,000
-----------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                       34,676     40,469

LONG-TERM DEBT, less current portion                       28,260     25,700

DEFERRED INCOME TAXES                                       3,268      3,768

RESERVE FOR UNIT CLOSINGS                                   3,820      5,050

SHAREHOLDERS' EQUITY
  Preferred  Stock, no par value; authorized
     50,000,000 shares; issued and outstanding: none          ---        ---
  Common Stock, no par value, stated value
     $1.82 per share; authorized 100,000,000
     shares; issued and outstanding 10,503,368
     shares at March 31, 1997 and at June 30, 1996         19,096     19,096
  Additional paid-in capital                               18,555     18,555
  Retained earnings                                        38,663     35,642
-----------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                       76,314     73,293
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $146,338   $148,280
=============================================================================

See Note to Condensed Consolidated Financial Statements (Unaudited)



                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          Piccadilly Cafeterias, Inc.

                               (Amounts in thousands - except per share data)
                                    Three Months Ended     Nine Months Ended
                                         March 31               March 31
------------------------------------------------------------------------------
                                     1997        1996       1997       1996
------------------------------------------------------------------------------
Net Sales                          $ 74,160    $ 73,100   $227,129   $224,047
Cost and expenses:
  Cost of sales                      42,029      41,422    130,912    127,310
  Other operating expenses           24,556      25,020     74,971     75,254
  General and administrative
    expenses                          2,812       2,887      8,289      9,931
  Interest expense                      736         932      2,264      2,976
  Other expense (income)               (149)        (66)      (306)        79
------------------------------------------------------------------------------
                                     69,984      70,195    216,130    215,550
------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES        4,176       2,905     10,999      8,497
Provision for income taxes            1,587       1,104      4,180      3,228
     NET INCOME                    $  2,589    $  1,801   $  6,819   $  5,269
------------------------------------------------------------------------------
Weighted average number of
   shares outstanding                10,512      10,453     10,506     10,373
==============================================================================
  Net income per share             $    .25    $    .17   $    .65        .51
==============================================================================
  Cash dividends per share         $    .12    $    .12   $    .36        .36
==============================================================================

See Note to Condensed Consolidated Financial Statements (Unaudited)

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      Piccadilly Cafeterias, Inc.

                                                       (Amounts in thousands)
-----------------------------------------------------------------------------
Nine Months Ended March 31                                1997        1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                           $ 6,819     $  5,269
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                        9,013        9,789
      Costs associated with reserved units               (1,085)        (454)
      Provision for deferred income taxes                   100        1,095
      Loss on sale of assets                                107          307
      Pension expense -- net of contributions              (879)         707
      Change in operating assets and liabilities         (5,814)      (2,943)
-----------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           8,261       13,770

INVESTING ACTIVITIES
   Purchase of property, plant and equipment             (7,172)      (5,689)
   Proceeds from sale of property, plant and
      equipment                                             171          136
-----------------------------------------------------------------------------
      CASH USED IN INVESTING ACTIVITIES                  (7,001)      (5,553)

FINANCING ACTIVITIES
   Proceeds from short-term debt due to banks -- net        ---        6,480
   Proceeds from (payments on) long-term debt -- net 2,560 (12,000) Proceeds from sales of Common Stock--net of stock
     repurchases                                            (12)       1,027
   Dividends paid                                        (3,808)      (3,724)
-----------------------------------------------------------------------------
     NET CASH USED IN FINANCING ACTIVITIES               (1,260)      (8,217)
-----------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents         ---          ---
   Cash and cash equivalents at beginning of period         ---          ---
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period           $   ---     $    ---
=============================================================================

See Note to Condensed Consolidated Financial Statements (Unaudited)


                 NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                            Piccadilly Cafeterias, Inc.
                               March 31, 1997

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 Third Quarter Compared to 1996 Third Quarter

     Same-store cafeteria sales increased 4.0% reflecting a 0.3% increase in same-store customer traffic and the price increase implemented October 1, 1996. Same-store sales for Ralph & Kacoo's seafood restaurants decreased 1.1%.

     Food cost as a percentage of sales increased 0.2% from inflationary pressures. This increase was offset by a 0.2% decrease in labor cost.

     Other operating expense as a percentage of sales decreased 1.1% over the prior year reflecting decreases in depreciation and workers compensation costs. Interest expense decreased $196,000 reflecting both lower debt levels and lower cost of debt.

Nine Months Ended 3/31/97 Compared to Nine Months Ended 3/31/96

     Same-store cafeteria sales increased 4.0% reflecting a 1.4% increase in same-store customer traffic and the October 1, 1996 price increase. Same-store sales for Ralph & Kacoo's decreased 5.5%, as sales were impacted by normal leveling of new-unit volume at the Birmingham, Alabama restaurant, which opened in April, 1995.

     Cost of sales as a percentage of sales increased 0.8% over the prior year. Food and labor cost both increased 0.4%. Prior year general and administrative expense includes severance charges of $1,300,000 relating to the elimination of about 100 jobs. Other expense (income) improved $385,000 over the prior year as a result of a net decrease of $465,000 in losses from asset dispositions from the prior year.

Liquidity and Capital Resources

     Net cash provided by operating activities decreased $5,509,000. The Company contributed $2,500,000 to its pension plan during the current year first quarter. No contributions were made in the first three quarters of fiscal 1996. Costs associated with reserve units increased $631,000 as the Company paid lease termination costs of $609,000. Net changes in other operating assets and liabilities reflects an increase of $2,965,000 in estimated income tax payments for the comparable nine-month periods.

As of March 31, 1997, a total  of $8,740,000 was available under two line of
credit  arrangements.   These  facilities,  together  with  cash  flow  from
operations, are adequate to provide for future requirements.


                        PART II -- Other Information

Item 1.  Legal proceedings
         None.
Item 2.  Changes in securities
         None.
Item 3.  Defaults upon senior securities
         None.
Item 4.  Submission of matters to vote of security holders
         None.
Item 5.  Other information
         None.
Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits
             3.1   Articles of Incorporation of the Registrant (1), as amended on September 14, 1987(2), as amended on September 27, 1988
                   (3), and as amended on September 28, 1989(4).
             3.2   By-Laws of the Company, as amended through July 22, 1996(5).
             27    Financial Data Schedule
        (b)  Reports on Form 8-K -- None.

________________________
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PICCADILLY CAFETERIAS, INC.
                                      ------------------------------------
                                      (Registrant)



                                      By:/s/ Ronald A. LaBorde
                                         ---------------------------------
                                           Ronald A. LaBorde
                                           President and Chief Executive
                                             Officer
                                           May 7, 1997


/s/ Ronald A. LaBorde                                       05/07/97
-------------------------------------------------          ----------
Ronald A. LaBorde, President, Chief Executive                 Date
  Officer, and Director

/s/ J. Fred Johnson                                         05/07/97
-------------------------------------------------          ----------
J. Fred Johnson, Executive Vice President, Chief              Date
  Financial Officer and Treasurer (Principal
  Financial Officer)

/s/ Mark L. Mestayer                                        05/07/97
-------------------------------------------------          ----------
Mark L. Mestayer, Executive Vice President,                   Date
  Secretary  & Director of Finance
  (Principal Accounting Officer)