Form 10-K
period 1997-06-30
PICCADILLY CAFETERIAS INC
filed 1997-09-03
CIK 277923

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to ____________________
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on August 26, 1997 was $ 118,459,622.

The number of shares outstanding of Common Stock, without par value, as of August 26, 1997 was 10,528,368.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III.








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

At June 30, 1997, the Company operated 129 cafeterias in 15 states. Of these, 56 are in suburban malls, 22 are in suburban strip centers, and 51 are free-standing suburban locations. Up to six new cafeterias are expected to be opened during the year ending June 30, 1998. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1997:

-------------------------------------------------------------------------------
Year Ended June 30                        1997    1996    1995    1994    1993
-------------------------------------------------------------------------------
Net sales per unit (in thousands)(A)     $2,179  $2,058  $1,990  $1,916  $1,868
-------------------------------------------------------------------------------
Units opened                                  3       1       5       3       1
-------------------------------------------------------------------------------
Units closed                                  4       3       3       4      11
-------------------------------------------------------------------------------
Units open at year-end                      129     130     132     130     131
-------------------------------------------------------------------------------
Total customer volume (in thousands)     49,483  49,629  48,274  48,098  50,564
-------------------------------------------------------------------------------


(A) Excludes cafeterias opened or closed during period.


At June 30, 1997 the Company operated seven "Ralph and Kacoo's" seafood restaurants in Louisiana, Alabama, and Mississippi. No additional Ralph & Kacoo's seafood restaurants are expected to be opened in the year ending June 30, 1998. The following table sets forth certain information regarding the Company's "Ralph and Kacoo's" seafood restaurant chain during the five years ended June 30, 1997:

--------------------------------------------------------------------
Year Ended June 30                1997   1996   1995   1994   1993
--------------------------------------------------------------------
Net    sales    per   unit   (in $3,509 $3,428 $3,394 $3,344 $3,362
thousands) (A)
--------------------------------------------------------------------
Units opened                          0      0      1      0      0
--------------------------------------------------------------------
Units closed                          1      0      0      0      2
--------------------------------------------------------------------
Units open at year-end                7      8      8      7      7
--------------------------------------------------------------------

(A) Excludes restaurants opened or closed during period.


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

Cafeteria and Restaurant Operations

The Company's traditional cafeterias seat from 250 to 450 customers each. During 1997, the Company completed the design of a new cafeteria prototype. The prototype has approximately 6,000 square feet compared to the Company's 10,000 square feet traditional cafeteria and seats from 165 to 200 customers. This smaller cafeteria allows the Company to access a broader range of markets. Two of the three cafeterias opened in fiscal year 1997 used the new prototype design.

Each cafeteria unit offers a wide variety of food, at reasonable prices, and with the convenience of cafeteria service, to a diverse luncheon and dinner clientele. Cafeteria personnel cook and prepare from scratch substantially all food served. All items are prepared from standardized recipes. Menus are varied at the discretion of unit management in response to local and seasonal customer preferences.

Through an agreement with Associated Grocers, Inc., a Baton Rouge-based association of 235 food stores in Louisiana, Mississippi and Texas, the Company has begun placing small cafeterias in grocery stores. The agreement with Associated Grocers, Inc. allows the Company to rent a portion of the space within the supermarket. These mini cafeterias, called Piccadilly Express, feature a scaled-down version of the cafeteria serving counter and feature many of the Company's most popular items that are prepared on-site. This initiative focuses on the take-out segment of the Company's business by providing home meal solutions through convenient customer alternatives while leveraging the high traffic flow of grocery stores. Some seating capacity is provided within the Piccadilly Express when space is available.

Like most industry participants, the Company purchases foodstuffs in small quantities from local and regional suppliers in order to better assure freshness. As a result, inventory is kept relatively low; average per-cafeteria-inventory at June 30, 1997 was $15,500.

Ralph & Kacoo's restaurants seat from 250 to 600 customers each. These restaurants are full-service menu facilities. All of the food served is cooked and prepared by the restaurant staff from standardized recipes. Substantially all of the food, supplies, and other materials required for the preparation of meals are supplied by the Company-owned commissary.

The commissary, located in Baton Rouge, Louisiana, contains approximately 26,500 square feet of restaurant food and supplies storage. Seafood accounts for approximately 50% of inventory at the commissary. In order to provide consistent quality, selection, and price throughout the year, the commissary purchases in-season seafood in quantities sufficient to supply the restaurants during periods when such products would otherwise not be available at reasonable prices in the marketplace. On the average, seafood inventory turns approximately once every four months. Inventory maintained at the commissary at June 30, 1997, was approximately $2,575,000 while the average "Ralph and Kacoo's" restaurant inventory level at year-end was approximately $43,800. The commissary is not dependent upon a single supplier nor a small group of suppliers.

Each cafeteria, express unit, and restaurant is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business, including purchasing, food preparation, and employee matters. Twelve district managers, under the supervision of one general manager, and the chief executive officer oversee and regularly inspect cafeteria operations. Two district managers, under the supervision of a general manager and the chief executive officer, oversee restaurant operations. The Company employed approximately 8,200 persons at June 30, 1997, of whom all but 69 corporate headquarters employees worked at Piccadilly's 139 cafeteria and restaurant locations and its commissary.

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






Item 2.  Properties

All but 23 of the cafeterias, express unit, and restaurants operated by the Company at June 30, 1997, were operated on premises held under long-term leases with differing provisions and expiration dates. The 23 cafeterias and restaurants not operated on premises held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

            -------------------------------------------------------
            Five-year
            periods                  Units                    Units
            ending June 30           Operating               Closed
            -------------------------------------------------------
            2002                         49                       2
            -------------------------------------------------------
            2007                         38                       3
            -------------------------------------------------------
            2012                         24                       9
            -------------------------------------------------------
            2017                          3                      --
            -------------------------------------------------------
            Total                       114                      14
            -------------------------------------------------------


Reference is made to Note 4 of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

All cafeterias, express unit, and restaurants have been constructed or remodeled since 1992 and all equipment is maintained and modernized as necessary to maintain appearance and utility. The list below provides a general geographic review of the locations of the Company's cafeterias and restaurants at June 30, 1997:

    -----------------------------------------------------------------------
        State            Piccadilly        Piccadilly       Ralph & Kacoo's
                         Cafeterias      Express Units       Restaurants
    -----------------------------------------------------------------------
        Alabama              6                                    1
    -----------------------------------------------------------------------
        Arizona              3
    -----------------------------------------------------------------------
        Florida             21
    -----------------------------------------------------------------------
        Georgia             18
    -----------------------------------------------------------------------
        Kansas               1
    -----------------------------------------------------------------------
        Kentucky             1
    -----------------------------------------------------------------------
        Louisiana           29                1                  5
    -----------------------------------------------------------------------
        Mississippi          3                                   1
    -----------------------------------------------------------------------
        Missouri             3
    -----------------------------------------------------------------------
        North Carolina       4
    -----------------------------------------------------------------------
        Oklahoma             3
    -----------------------------------------------------------------------
        South Carolina       2
    -----------------------------------------------------------------------
        Tennessee           11
    -----------------------------------------------------------------------
        Texas               17
    -----------------------------------------------------------------------
        Virginia             7
    -----------------------------------------------------------------------


The Company utilizes generally standardized building configurations for its new cafeterias and restaurants in terms of seating, food display, preparation areas, and other factors and attempts to build out floor space to maximize efficient use of available space.

The Company continues to pursue strategies to increase the capacity and utilization of its cafeterias. The Company is converting several of its "order pick-up" counters to Piccadilly Express hot counters where the physical facilities are condusive to doing so. The new counters allow customers to view and select their choices rather than simply ordering to go items from a menu. This delivery system increases the number of take-out orders that can be filled at peak order times.

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

W. Scott Bozzell, Vice President and Controller, age 34, has held such positions
since July, 1996.   From  May  1992  to  July  1996  he  was  Vice President and
Assistant Controller.  Prior to that he was Assistant Controller.

Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 50, has held such positions since June 1986.

Jere W. Goldsmith Jr., Executive Vice President and Director of Training, age 51, has held such positions since July 1995. Mr. Goldsmith previously served in this capacity from May 1987 to February 1992. From February 1992 to July 1995 he was Executive Vice President and Region Manager.

J. Fred Johnson, age 46, Executive Vice President, Treasurer, and Chief Financial Officer, has held such positions since November 1995. From August 1985 through October 1995 he was with Graphic Industries, Inc., a printing company, in various capacities, including Chief Financial Officer and Treasurer.

Ronald A. LaBorde, age 41, President and Chief Executive Officer, has held such positions since June 1995. From January 1992 to May 1995 he was Executive Vice President, Treasurer and Chief Financial Officer. Prior to that he was Executive Vice President, Secretary, and Controller.

D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction and Design, age 45, has held such positions since May 1992. From July 1990 to May 1992 he was Vice President and Director of Maintenance.

Robert P. Listen, Executive Vice President and Director of Technical Services, age 49, has held such positions since December 1992. From July 1987 to November 1992 he was Executive Vice President and District Manager.

Mark L. Mestayer, Executive Vice President, Secretary, and Director of Finance, age 39, has held such positions since July 1996. From May 1992 to July 1996, he was Executive Vice President, Secretary and Controller. From January 1992 to May 1992, he was Vice President and Controller. Prior to that, he was Vice President and Controller, Ralph & Kacoo's.

Joseph S. Polito, Executive Vice President and General Manager, age 55, has held such positions since July 1995. From October 1992 to July 1995, he was Executive Vice President and Director of Training. From 1987 to October 1992 he was Executive Vice President and District Manager.

Patrick R. Prudhomme, Executive Vice President and Region Manager, age 45, has held such positions since February 1992. From January 1989 to February 1992 he was Vice President and District Manager, Ralph & Kacoo's.

C. Warriner Siddle, Executive Vice President and Director of Development, age 46, has held such positions since July 1995. From February 1992 to July 1995 he was Executive Vice President and Region Manager. From October 1984 to February 1992 he was Executive Vice President and District Manager.

Donovan B. Touchet, Executive Vice President and Director of Data Processing, age 48, has held such positions since June 1988.

Brian G. Von Gruben, Executive Vice President and Director of Administrative Services, age 49, has held such positions since May 1987.

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Information regarding Common Stock market prices and dividends, on the inside cover of the Annual Shareholders Report for the year ended June 30, 1997, is incorporated herein by reference.

Item 6.  Selected Financial Data

"Selected Financial and Other Data", on page 11 of the Annual Shareholders Report for the year ended June 30, 1997, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 12 and 13 of the Annual Shareholders Report for the year ended June 30, 1997, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included on pages 14 through 22 of the Annual Shareholders Report for the year ended June 30, 1997, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 1997 and 1996
Consolidated statements of income for the fiscal   years  ended  June  30, 1997,
1996 and 1995
Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30, 1997, 1996 and 1995
Consolidated statements of cash flows for the fiscal years ended June 30, 1997, 1996 and 1995
Notes to consolidated financial statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A relating to its 1997 annual meeting and involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1997:
-------------------------------------------------------------------------------
                                                                        Annual
                                                                  Shareholders
Description                                                        Report Page
-------------------------------------------------------------------------------
Consolidated balance sheets as of June 30, 1997 and 1996               14
-------------------------------------------------------------------------------
Consolidated statements of income for the fiscal years
ended June 30, 1997, 1996 and 1995                                     15
-------------------------------------------------------------------------------
Consolidated statements of changes in shareholders'
equity for the fiscal years ended June 30, 1997, 1996 and 1995         15
-------------------------------------------------------------------------------
Consolidated statements of cash flows for the fiscal
years ended June 30, 1997, 1996 and 1995                               16
-------------------------------------------------------------------------------
Notes to consolidated financial statements                          17-22
-------------------------------------------------------------------------------
Report of independent auditors                                         22
-------------------------------------------------------------------------------

        (2) Schedules-The following consolidated schedules and information are included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are
        not  required  under   the   related instructions or are inapplicable,
        and therefore have been omitted.

-------------------------------------------------------------------------------
                                                                Annual Report
                                                                on Form 10-K
Description                                                         Page
-------------------------------------------------------------------------------
Schedule II-Valuation and qualifying accounts                          10
-------------------------------------------------------------------------------

        (3)  Listing of Exhibits - See sub-section (c) below.

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

(c)     EXHIBITS

3.      (a) Articles ofIncorporation of the Company(1), as amended on September
            14, 1987(2) as amended on September 27, 1988(3), and as amended on September 28, 1989(4).

        (b) By-laws of the Company, as amended through July 22, 1996(5).

-------------------------------------------------------------------------------
        **FOOTNOTES**

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

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1989.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

-------------------------------------------------------------------------------




4.      (a) Piccadilly Cafeterias, Inc. Stockholder Rights Agreement[(]6).

        (b) Note Agreement, dated as of January 31, 1989, relating to $30 million principal amount of 10.15% Senior Notes due January 31, 1999(7).

10.     (a) Piccadilly Cafeteria, Inc. Pension Plan,  as  amended,  dated
            May  3, 1993(8).

        (b) Piccadilly Cafeterias, Inc. Employee Stock Purchase Plan(9). as amended on September 27, 1991(10).

        (c) Piccadilly Cafeterias, Inc. 1988 Stock Option Plan(11), as amended on August 2, 1993(8).

        (d) Form of Management Continuity Agreement, effective March 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith, Johnson (November 16, 1995), Landry, Listen, Mestayer, Polito, Prudhomme, Siddle, Touchet, and Von Gruben(5).

        (e) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Francis, Guyton (July 1, 1996), Murrill, Redman (September 25, 1995), Simmons, Smith and
            Ms. Hamilton(5).

        (f) Agreement   between  Piccadilly  Cafeterias,  Inc.  and  Ronald  A.
            LaBorde, effective June 26, 1995(5).

        (g) Form of Agreement, effective August 1, 1995, between Piccadilly Cafeterias, Inc. and each of Malcolm T. Stein, Jr. and James E. Durham, Jr. (5).

13. The Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

21.     List of Subsidiaries of the Registrant.

23.     Consent of Independent Auditors.

27.     Financial Data Schedule.

------------------------------------------------------------------------------
        **FOOTNOTES**

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on August 22, 1988.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1993.

(9) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 33-17737) filed with the Commission on October 7, 1989.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1991.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 33-27793) filed with the Commission on March 29, 1989.
------------------------------------------------------------------------------





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Piccadilly Cafeterias, Inc.
          (Registrant)


          By:/s/ Ronald A. LaBorde
                Ronald A. LaBorde
                President and Chief Executive Officer

          Date: August 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Norman C. Francis          8/4/97    /s/ Dale E. Redman             8/4/97
---------------------------   --------   -------------------------     --------
Norman C. Frances, Director     Date     Dale E. Redman, Director        Date


/s/ Robert P. Guyton           8/4/97    /s/ Christel C. Slaughter.     8/4/97
---------------------------   --------   --------------------------    --------
Robert P. Guyton, Director      Date     Christel    C.   Slaughter,     Date
                                                     Director


/s/Julia H. R. Hamilton        8/4/97    /s/ Edward M. Simmons, Sr.     8/4/97
---------------------------   --------   --------------------------    --------
Julia    H.   R.   Hamilton,    Date     Edward   M.  Simmons,  Sr.,     Date
Director                                 Director


/s/ Ronald A. LaBorde          8/4/97    /s/ C. Ray Smith               8/4/97
---------------------------   --------   --------------------------    --------
Ronald      A.      LaBorde,    Date     C. Ray Smith, Director          Date
President, Chief Executive
Officer and Director


/s/ Paul W. Murrill            8/4/97
---------------------------   ---------
Paul W. Murrill, Chairman of    Date
the Board


/s/ J. Fred Johnson            8/4/97    /s/ Mark L. Mestayer           8/4/97
---------------------------   --------   --------------------------    -------
J. Fred Johnson                 Date     Mark L. Mestayer, Secretary     Date
Executive   Vice  President,             and Director of Finance
Treasurer and Chief                      (Principal Accounting
Financial Officer                        Officer)
(Principal Financial
Officer)




SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------
|             COL. A                |  COL. B   |         COL. C         |     COL. D    | COL. E         |
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
|                                   |           |     Additions          |               |                |
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
|                                   |           |          |    (2)      |               |                |
|                                   |Balance at |  (1)     | Charged to  |               |                |
|                                   |Beginning  |Charged to|   Other     |Deduction--    |Balance at      |
|                                   |           |          |             |               |                |
|          Description              |of Period  |costs and | Accounts-   | Describe      | End of         |
|                                   |           |expenses  |  Describe   |               | Period         |
--------------------------------------------------------------------------------------------------------
Reserves for Unit Closings:

Year ended June 30, 1997:
Property,   plant  &  equipment
  allowance                         $ 4,407,472                             $ 1,760,984(A)  $ 2,646,488
Current liability                       347,496                                 347,496(A)        ---
Long-term liability                   5,049,509                               2,274,568(A)    2,774,941
                                    -----------                             -----------     -----------
                                    $ 9,804,477                             $ 4,383,048     $ 5,421,429
                                    ============                            ===========     ==========

Year ended June 30, 1996:
Property,   plant  &  equipment
  allowance                          $   800,796   $ 3,726,958              $  120,282(A)   $ 4,407,472
Current liability                        254,339       100,000                   6,843(A)       347,496
Long-term liability                    5,009,297     1,000,819                 960,607(A)     5,049,509
                                     -----------   -----------              -----------     -----------
                                     $ 6,064,432   $ 4,827,777              $ 1,087,732     $ 9,804,477
                                     ===========   ===========              ===========     ===========

Year ended June 30, 1995:
Property,   plant  &  equipment
  allowance                          $ 1,356,659                            $   555,863(A)  $   800,796
Current liability                        350,482                                 96,143(A)      254,339
Long-term liability                    6,502,486                              1,493,189(A)    5,009,297
                                     -----------                            -----------      ----------
                                     $ 8,209,627                            $ 2,145,195     $ 6,064,432
                                     ===========                            ===========     ===========

(A) Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for which a provision for unit closing was recorded during the year ended June 30, 1992 and June 30, 1996.  During 1997, the Company reduced its accrued liability for rental and other occupancy costs associated with these properties by $600,000 as a result of a favorable change in management's estimate of future sublease income.
