Form 10-Q
period 1997-09-30
PICCADILLY CAFETERIAS INC
filed 1997-11-12
CIK 277923

FORM 10-Q
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                                FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 1997

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

The number of shares outstanding of Common Stock, without par value, as of October 24, 1997, was 10,528,368.



                               PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

                          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     Piccadilly Cafeterias, Inc.


                                                        (Amounts in thousands)
------------------------------------------------------------------------------
Balances at                                             September 30   June 30
                                                        1997           1997
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Accounts and notes receivable                              $     650  $    611
Inventories                                                   10,572    10,400
Deferred income taxes                                          3,546     3,546
Other current assets                                             705       766
------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                  15,473    15,323
PROPERTY, PLANT AND EQUIPMENT                                245,077   246,650
Less allowances for depreciation and unit closings           120,504   120,630
------------------------------------------------------------------------------
        NET PROPERTY, PLANT AND EQUIPMENT                    124,573   126,020
OTHER ASSETS                                                   7,862     5,989
------------------------------------------------------------------------------
TOTAL  ASSETS                                               $147,908  $147,332
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                            $ 11,046  $  9,579
Accrued expenses                                              23,217    20,411
Current portion of long-term debt                              4,500     4,500
------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                             38,763    34,490

LONG-TERM DEBT, less current portion                          22,650    27,240

DEFERRED INCOME TAXES                                          5,423     5,223

RESERVE FOR UNIT CLOSINGS                                      2,649     2,775

SHAREHOLDERS' EQUITY
Preferred  Stock,  no  par  value;  authorized 50,000,000
        shares;  issued and outstanding: none
Common Stock, no par value, stated value $1.82 per share;        ---       ---
        authorized 100,000,000 shares; issued and outstanding
        10,528,368 shares at September 30, 1997 and
        at June 30, 1997                                      19,141    19,141
Additional paid-in capital                                    18,735    18,735
Retained earnings                                             40,784    39,965
------------------------------------------------------------------------------
                                                              78,660    77,841

Less treasury stock at cost:  25,000 Common Shares at
        September 30, 1997 and at June 30, 1997                  237       237
------------------------------------------------------------------------------

        TOTAL SHAREHOLDERS' EQUITY                            78,423    77,604
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $147,908  $147,332
------------------------------------------------------------------------------
See Note to Condensed Consolidated Financial Statements (Unaudited)



                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           Piccadilly Cafeterias, Inc.


                                (Amounts in thousands - except per share data)
------------------------------------------------------------------------------
Three Months Ended September 30                                1997      1996
------------------------------------------------------------------------------
Net sales                                                  $ 78,952  $ 75,500
Cost and expenses:
Cost of sales                                                46,068    44,415
Other operating expense                                      26,037    25,387
General and administrative expense                            3,075     2,801
Interest expense                                                619       722
Other expense (income)                                         (142)      (62)
------------------------------------------------------------------------------
                                                             75,657    73,263
------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAXES                            3,295     2,237
Provision for income taxes                                    1,219       850
------------------------------------------------------------------------------
        NET INCOME                                         $  2,076   $ 1,387
------------------------------------------------------------------------------
Weighted average number of shares outstanding                10,503    10,503
------------------------------------------------------------------------------
Net income per share                                       $    .20   $   .13
------------------------------------------------------------------------------
Cash dividends per share                                   $    .12   $   .12
------------------------------------------------------------------------------
See Note to Condensed Consolidated Financial Statements (Unaudited)



                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        Piccadilly Cafeterias, Inc.


                                                        (Amounts in thousands)
------------------------------------------------------------------------------
Three Months Ended September 30                                1997      1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $  2,076   $ 1,387
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation                                          2,992     3,059
        Costs associated with reserved units                   (315)     (651)
        Provision for deferred income taxes                     200       200
        Loss on sale of assets                                   24        42
        Pension expense -- net of contributions              (1,917)   (1,960)
        Change in operating assets and liabilities            4,287    (2,051)
------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             7,347        26


INVESTING ACTIVITIES
Purchase of property, plant and equipment                    (3,319)   (1,113)
Proceeds from sale of property, plant and equipment           1,825         7
------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                    (1,494)   (1,106)


FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt - net             (4,590)    2,340
Dividends paid                                               (1,263)   (1,260)
------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                      (5,853)    1,080
------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                ---       ---
Cash and cash equivalents at beginning of period                ---       ---
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    ---   $   ---
------------------------------------------------------------------------------
See Note to Condensed Consolidated Financial Statements (Unaudited)



             NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                         Piccadilly Cafeterias, Inc.
                             September 30, 1997


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 First Quarter Compared to 1997 First Quarter

Same-store cafeteria sales increased 3.8% over the prior year. Same-store customer traffic decreased 1.7%. Same-store sales for Ralph & Kacoo's seafood restaurants decreased 1.7%.

Cost of sales as a percentage of sales decreased 0.5% over the prior year. Food cost decreased 0.1% and labor cost decreased 0.4%. On September 1, 1997, the Company increased prices to offset increases in the federal minimum wage.

Other operating expense as a percentage of sales decreased 0.7% over the prior year. Interest expense decreased $103,000 reflecting both lower debt levels and lower cost of debt. Other income improved $80,000 over the prior year. The Company lowered its effective tax rate from 38.0% in fiscal year 1997 to 37.0% for fiscal year 1998.

Net cash provided by operating activities increased $7,321,000. Net changes in operating assets and liabilities increased cash flow $6,338,000 reflecting the impact of timing of payments in the ordinary course of business. Investing activities include the sale of the Company's Orland Park, Illinois cafeteria, which was closed in November, 1996.

A cafeteria in Charleston, South Carolina was opened during the current-year first quarter replacing a mall unit whose lease had expired. Two Piccadilly Express units located in Associated Grocers supermarkets were opened in Natchez, Mississippi and Vidor, Texas during the quarter. The Company will open a cafeteria in Vicksburg, Mississippi during the second quarter. Expansion plans for the remainder of the fiscal year include four to five more cafeterias and up to 16 Piccadilly Express units in existing cafeterias and Associated Grocer supermarkets.

The Company's $4,500,000 private placement debt will mature on January 31, 1998. As of September 30, 1997, $22,350,000 was available under two line of credit arrangements. These facilities, together with cash flow from operations, are adequate to provide for maturing debt, capital expenditures and dividend requirements.



                        PART II -- Other Information

Item 1.  Legal proceedings
None.

Item 2.  Changes in securities
None.

Item 3.  Defaults upon senior securities
None.

Item 4.  Submission of matters to vote of security holders
None.

Item 5.  Other information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

        3.1 Articles of Incorporation of the Registrant(1), as amended on September 14, 1987(2), as amended on September 27, 1988(3), and as amended on September 28, 1989(4).

        3.2     By-laws of the Company, as amended through July 22, 1996(5).

        27      Financial Data Schedule

(b)  Reports on Form 8-K -- None.

**FOOTNOTES**

1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PICCADILLY CAFETERIAS, INC.
                                    (Registrant)


                                    By:/s/Ronald A. LaBorde
                                       Ronald A. LaBorde
                                       President and Chief Executive Officer
                                       October 27, 1997



/s/ Ronald A. LaBorde                                    10/27/97
------------------------------------------------------------------
Ronald A. LaBorde, President, Chief Executive              Date
Officer, and Director


/s/ J. Fred Johnson                                      10/24/97
------------------------------------------------------------------
J. Fred Johnson, Executive Vice President, Chief           Date
Financial Officer and Treasurer
(Principal Financial Officer)


/s/ Mark L. Mestayer                                     10/24/96
------------------------------------------------------------------
Mark L. Mestayer, Executive Vice President,                Date
Secretary  & Director of Finance
(Principal Accounting Officer)