Form 10-Q
period 1997-12-31
PICCADILLY CAFETERIAS INC
filed 1998-02-13
CIK 277923

FORM 10-Q
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                     FORM 10-Q
          [X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

              For the quarterly period ended          December 31, 1997

          [   ]  Transition report pursuant to section 13 or 15(d)  of  the securities exchange act of 1934

          For the transition period from                     to

          Commission file number:                 1-11754

                          Piccadilly Cafeterias, Inc.
          (Exact name of registrant as specified in its charter)

                    Louisiana                          72-0604977
          (State or other jurisdiction              (I.R.S. Employer
           of incorporation or organization)         Identification No.)


            3232 Sherwood Forest Blvd., Baton Rouge, Louisiana   70816
           (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number,
           including area code                          (504) 293-9440

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

          The number of shares outstanding of Common Stock, without par value, as of February 2, 1998, was 10,528,368.


                        PART I -- Financial Information

          Item 1.    Financial Statements (Unaudited)

                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                        Piccadilly Cafeterias, Inc.      (Amounts in thousands)
          Balances at                                       December     June
                                                               31        30
                                                              1997      1997
          ASSETS
          CURRENT ASSETS
            Accounts and notes receivable                    $    815 $    611
            Inventories                                        11,094   10,400
            Deferred income taxes                               3,546    3,546
            Other current assets                                  858      766
                                                              -------  -------
                     TOTAL CURRENT ASSETS                      16,313   15,323

          PROPERTY, PLANT AND EQUIPMENT, net                  123,893  126,020


          OTHER ASSETS                                          7,381    5,989
                                                              -------  -------
          TOTAL  ASSETS                                      $147,587 $147,332
                                                              -------  -------

          LIABILITIES AND SHAREHOLDERS' EQUITY
          CURRENT LIABILITIES
            Accounts payable                                $  11,603 $  9,579
            Accrued expenses                                   20,113   20,411
            Current portion of long-term debt                   4,500    4,500
                                                              -------  -------
                     TOTAL CURRENT LIABILITIES                 36,216   34,490

          LONG-TERM DEBT, less current portion                 23,976   27,240

          DEFERRED INCOME TAXES                                 5,623    5,223

          RESERVE FOR UNIT CLOSINGS                             1,788    2,775

          SHAREHOLDERS' EQUITY
             Preferred Stock, no par value;
              authorized 50,000,000 shares;                        ---     ---
              issued and outstanding: none

             Common Stock, no par value,
              stated value $1.82 per share;
              authorized 100,000,000 shares;
              issued  and outstanding
              10,528,368 shares at December 31, 1997 and
              at June 30, 1997                                 19,141   19,141
             Additional paid-in capital                        18,735   18,735
             Retained earnings                                 42,357   39,965
                                                              -------  -------
                                                               80,233   77,841
             Less treasury stock at cost:
                25,000  Common Shares at
                December 31, 1997 and June 30, 1997               249      237
                                                              -------  -------
                    TOTAL SHAREHOLDERS' EQUITY                 79,984   77,604
                                                              -------  -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $147,587 $147,332

          See Note to Condensed Consolidated Financial Statements (Unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         Piccadilly Cafeterias, Inc.

                                (Amounts in thousands - except per share data)
                                                 Three Months              Six Months
                                                     Ended                    Ended
                                                 December 31               December 31
                                               1997        1996          1997        1996

          Net sales                            $ 79,189    $ 77,469     $158,141     $152,969

          Cost and expenses:
             Cost of sales                       46,083      44,468       92,151       88,883
             Other operating expense             25,596      25,028       51,633       50,415
             General and administrative
              expense                             2,645       2,676        5,720        5,477
             Interest expense                       504         806        1,123        1,528
             Other expense (income)                (127)        (95)        (269)        (157)
                                               --------    --------     --------     --------
                                                 74,701      72,883      150,358      146,146
                                               --------    --------     --------     --------
             INCOME BEFORE INCOME TAXES           4,488       4,586        7,783        6,823
          Provision for income taxes              1,661       1,743        2,880        2,593
                                               --------    --------     --------     --------
             NET INCOME                        $  2,827    $  2,843     $  4,903     $  4,230
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------

          Weighted average number of shares
            outstanding                          10,503      10,503       10,503       10,503
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------
             Net income per share - basic
               and assuming dilution           $    .27    $    .27     $    .47     $    .40
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------
             Cash dividends per share          $    .12    $    .12     $    .24     $    .24
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------

          See  Note  to Condensed Consolidated Financial  Statements
          (Unaudited)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             Piccadilly Cafeterias, Inc.              (Amounts in thousands)
          Six Months Ended December 31                                  1997      1996

          OPERATING ACTIVITIES
                 Net income                                             $ 4,903   $ 4,230

                  Adjustments to reconcile net income to  net cash
                      provided by operating activities:
                        Depreciation                                      6,038     6,079
                        Costs associated with reserved units               (479)     (845)
                        Provision for deferred income taxes                 400       400
                        Loss on sale of assets                               50        82
                        Pension expense -- net of contributions          (1,433)   (1,419)
                        Change in operating assets and liabilities          744    (3,261)
                                                                        -------   -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      10,223     5,266

          INVESTING ACTIVITIES
                Purchase of property, plant and equipment                (6,259)   (3,189)
                Proceeds from sale of property,
                 plant and equipment                                      1,860        14
                                                                        -------   -------
                        CASH USED IN INVESTING ACTIVITIES                (4,399)   (3,175)

          FINANCING ACTIVITIES
                Proceeds from(payments on)long-term debt - net           (3,264)      430
                Purchases of treasury stock                                 (33)      ---
                Dividends paid                                           (2,527)   (2,521)
                                                                        -------   -------
          NET CASH USED IN FINANCING ACTIVITIES                          (5,824)   (2,091)
                                                                        -------   -------

                Change in cash and cash equivalents                         ---       ---
                Cash and cash equivalents at beginning of period            ---       ---
                                                                        -------   -------
                Cash and cash equivalents at end of period              $   ---   $   ---
                                                                        -------   -------
                                                                        -------   -------







              See  Note  to  Condensed  Consolidated  Financial  Statements
              (Unaudited)

                 NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited) Piccadilly
                           Cafeterias, Inc. December 31, 1997


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


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          1998 Second Quarter Compared to 1997 Second Quarter

          The following table summarizes comparable cafeteria customer traffic for the quarters ended December 31, 1997 and 1996.


                                                                   (Customers in thousands)

          Quarter Ended                  1997                    1996         Customer
          December 31                                                         Change
                                Customers     Units     Customers     Units
          Units open 3 months
            in both periods        11,762       126        12,291       126      -4.3%
          Units opened                377         8(A)        ---       ---
          Units closed                ---       ---           141         3(B)
          Total                    12,139                  12,432                -2.4%



          (A) Includes four cafeterias and four Piccadilly Express (Associated
          Grocers supermarkets) units opened after September 30, 1996
          (B) Includes cafeterias closed after September 30, 1996



               Same-store cafeteria sales decreased $197,000, or 0.3%, over the prior year. The cafeteria customer check average increased from $5.68 in the prior year quarter to $5.92 in the current quarter. Same-store sales for Ralph & Kacoo's seafood restaurants increased $418,000, or 7.0%. On October 1, 1996 and September 1, 1997, the Company raised prices an average of 4.0% and 4.3%, respectively, to offset the increases in the federal minimum wage.

                A cafeteria in Vicksburg, Mississippi was opened during the second quarter. At December 31, 1997, the Company owned and operated 130 cafeterias and seven Ralph & Kacoo's Seafood Restaurants. A cafeteria in Augusta, Georgia was closed on January 4, 1998 as its lease expired.

                A Piccadilly Express (Associated Grocers supermarket) unit in Port Allen, Louisiana was opened during the current quarter. At December 31, 1997, the Company operated four of these units. The Company also completed the conversion of two Piccadilly Express take-out shops in two cafeterias during the quarter. Sales for new units (cafeterias and Piccadilly Express Associated Grocers supermarkets) open less than 12 months were $2,346,000 in the current quarter.

                Cost of sales as a percentage of sales increased 0.8% over the prior year. Food cost increased 0.1% and labor cost increased 0.7%, reflecting the increase in the minimum wage.
          Other operating expense was 32.3% of sales in both periods. Interest expense decreased $302,000 from the prior year reflecting both lower debt levels and cost of debt. The Company lowered its effective tax rate from 38.0% in fiscal year 1997 to 37.0% for fiscal year 1998 due to favorable estimates.

          Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996

          The following table summarizes comparable cafeteria customer traffic for the six months ended December 31, 1997 and 1996.



                                                                       (Customers in thousands)

          Six Months Ended                 1997                 1996             Customer
          December 31                                                             Change
                                   Customers   Units     Customers    Units
          Units open 6 months
           in both periods            23,999     126        24,750      126        -3.0%
          Units opened                   724       8(A)        ---      ---
          Units closed                   ---     ---           331        5(B)

          Total                       24,723                25,081                 -1.4%






          (A) Includes four cafeterias and four Piccadilly Express (Associated Grocers supermarkets) units opened after June 30, 1996
          (B) Includes cafeterias closed after June 30, 1996


                Same-store cafeteria sales increased $1,812,000, or 1.3% over the prior year. The cafeteria check average increased from $5.57 in the prior six-month period to $5.82 in the current period. Same-store sales for Ralph & Kacoo's seafood restaurants increased $313,000, or 2.6%.

                The Company opened two cafeterias during the six months ended December 31, 1997, one of which replaced a mall location whose lease had expired. Three Piccadilly Express (Associated Grocers supermarket) units were also opened. Sales for new units (cafeterias and Piccadilly Express units in Associated Grocers supermarkets) open less than 12 months were $4,487,000 during the current six-month period.

                Cost of sales as a percentage of sales increased 0.2% over the prior year, primarily from higher labor costs due to minimum wage increases. Other operating expenses as a percentage of sales decreased 0.3% over the prior year, reflecting favorable same-store sales volumes. Interest expense decreased $405,000 over the prior six months reflecting both lower debt levels and cost of debt. The Company lowered its effective tax rate from 38% in fiscal year 1997 to 37.0% for fiscal year 1998 due to favorable estimates.

          Liquidity and Capital Resources

                 Net cash provided by operating activities increased $4,957,000. Net changes in operating assets and liabilities increased cash flow $4,005,000 reflecting the prior year payment of $3,272,000 in settlement of taxes and interest associated with the IRS examinations of the Company's tax returns for 1987 through 1992. Prior year costs associated with reserved units include lease termination costs of $500,000. Investing activities in the current year include proceeds from the sale of the Company's Orland Park, Illinois cafeteria, which was closed in November, 1996, at amounts approximating book value.

                The Company expects to open three to four more cafeterias and complete twelve to fifteen take-out shop conversions during the remainder of the fiscal year.

                The Company's $4,500,000 private placement debt matured on January 31, 1998 and was refinanced through existing lines of credit. As of December 31, 1997, $21,024,000 was available under two line of credit arrangements. These facilities, together with cash flow from operations, are adequate to provide for capital expenditures, debt and dividend requirements.



          Impact of Year 2000

               Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive code which treat a date ending in "00" as the year 1900 rather than
          the year 2000.   This   could   cause   a   system   failure   or
          miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process reports, or engage in similar normal business activities.

                The Company has completed an assessment of its Year 2000 issues and believes that previously scheduled replacements of certain software, will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be approximately $700,000, primarily for the purchases of new software, which will be capitalized. To date, the Company has incurred and capitalized $441,000 of such costs.

               The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

               The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

          Forward-Looking Statements

                Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.

                            PART II -- Other Information

          Item 1.  Legal proceedings
          None.

          Item 2.  Changes in securities
          None.

          Item 3.  Defaults upon senior securities
          None.

          Item 4. Submission of matters to vote of security holders The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 3, 1997 and 8,711,447 shares were represented. The voting tabulation follows:

          The election of the following to the Board of Directors.

                                                    For          Withheld

          Ralph P. Erben                        8,686,233          16,909

          Ronald A. LaBorde                     8,680,339          22,803

          Paul W. Murrill                       8,612,465          90,677


          The  following  director's terms of office  continued  after  the
          Meeting:   Norman  Francis, Robert P.  Guyton,  Dale  E.  Redman,
          Edward M. Simmons, Sr., Christel C. Slaughter, and C. Ray Smith.

          Item 5.  Other information
          None.

          Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

                    3.1 Articles of Incorporation of the Registrant (1), as amended on September 14, 1987(2), as amended on September 27, 1988(3), and as amended on September 28, 1989(4).

                    3.2 By-laws of the Company, as amended through July 22, 1996(5).

                    27   Financial Data Schedule

          (b)  Reports on Form 8-K -- None.
____________

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




                                               PICCADILLY  CAFETERIAS, INC.
                                                          (Registrant)



                                             By:/s/Ronald A. LaBorde
                                                Ronald A. LaBorde
                                        President and Chief Executive Officer
                                                  February 9, 1998


          /s/ Ronald A. LaBorde                               2/9/98
          Ronald A. LaBorde, President, Chief Executive        Date
          Officer, and Director



          /s/ J. Fred Johnson                                 2/9/98
          J. Fred Johnson, Executive Vice President, Chief     Date
          Financial Officer and
          Treasurer (Principal Financial Officer)


          /s/ Mark L. Mestayer                                2/9/98
          Mark L. Mestayer, Executive Vice President,          Date
          Secretary & Director of Finance
          (Principal Accounting Officer)