Form 10-Q
period 1998-03-31
PICCADILLY CAFETERIAS INC
filed 1998-05-15
CIK 277923

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

     For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

      For the transition period from _____ to _______

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

The number of shares outstanding of Common Stock, without par value, as of April 30, 1998, was 10,528,368.


                 PART I -- Financial Information

Item 1.    Financial Statements (Unaudited)

        CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                   Piccadilly Cafeterias, Inc.
                                              (Amounts in thousands)
-----------------------------------------------------------------------
Balances at                                       March 31     June 30
                                                    1998        1997
-----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                   $     638   $    611
  Inventories                                        10,457     10,400
  Deferred income taxes                               3,546      3,546
  Other current assets                                1,339        766
-----------------------------------------------------------------------
           TOTAL CURRENT ASSETS                      15,980     15,323

PROPERTY, PLANT AND EQUIPMENT, net                  124,690    126,020

OTHER ASSETS                                          6,890      5,989
-----------------------------------------------------------------------
TOTAL  ASSETS                                      $147,560   $147,332
=======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $  13,156   $  9,579
  Accrued expenses                                   19,397     20,411
  Current portion of long-term debt                      --      4,500
-----------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                 32,553     34,490

LONG-TERM DEBT, less current portion                 26,200     27,240

DEFERRED INCOME TAXES                                 5,823      5,223

RESERVE FOR UNIT CLOSINGS                             1,640      2,775

SHAREHOLDERS' EQUITY
   Preferred  Stock, no par value;  authorized
      50,000,000  shares;  issued  and
      outstanding: none                                  ---       ---
   Common Stock, no par value, stated value $1.82
      per share; authorized 100,000,000 shares;
      issued  and outstanding
      10,528,368 shares at March 31, 1998 and
      at June 30, 1997                               19,141     19,141
  Additional paid-in capital                         18,735     18,735
  Retained earnings                                  43,717     39,965
                                                     81,593     77,841
-----------------------------------------------------------------------
   Less treasury stock at cost: 25,000 shares
      of Common  Stock  at March 31, 1998 and
      June 30, 1997                                     249        237
-----------------------------------------------------------------------

          TOTAL SHAREHOLDERS' EQUITY                 81,344     77,604
-----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $147,560   $147,332
=======================================================================
See Notes to Condensed Consolidated Financial Statements (Unaudited)


          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   Piccadilly Cafeterias, Inc


                             (Amounts in thousands - except per share data)
-------------------------------------------------------------------------------
                                       Three Months        Nine Months
                                      Ended March 31      Ended March 31
-------------------------------------------------------------------------------
                                       1998      1997      1998      1997
-------------------------------------------------------------------------------
Net sales                           $ 76,641  $ 74,160   $234,782  $227,129
Cost and expenses:
   Cost of sales                      44,002    42,029    136,153   130,912
   Other operating expense            25,122    24,556     76,755    74,971
   General and administrative
     expense                           2,969     2,812      8,689     8,289
   Interest expense                      576       736      1,699     2,264
   Other expense (income)               (142)     (149)      (411)     (306)
-------------------------------------------------------------------------------
                                      72,527    69,984    222,885   216,130
-------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES          4,114     4,176     11,897    10,999
Provision for income taxes             1,522     1,587      4,402     4,180
-------------------------------------------------------------------------------
   NET INCOME                        $ 2,592  $  2,589   $  7,495  $  6,819
===============================================================================
Weighted average number of shares
 outstanding                          10,503    10,512     10,503    10,506
===============================================================================
   Net income per share -  basic and
    assuming dilution                $   .25  $    .25   $    .71  $    .65
===============================================================================
   Cash dividends per share          $   .12  $    .12   $    .36  $    .36
===============================================================================
See  Notes  to Condensed Consolidated Financial Statements (Unaudited)


        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Piccadilly Cafeterias, Inc.

                                                       (Amounts in thousands)
-------------------------------------------------------------------------------
Nine Months Ended March 31                                 1998        1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                         $  7,495    $  6,819
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation                                      9,122       9,013
         Costs associated with reserved units               (663)     (1,085)
         Provision for deferred income taxes                 600         100
         Loss on sale of assets                               81         107
         Pension expense -- net of contributions            (950)       (879)
         Change in operating assets and liabilities        2,058      (5,814)
-------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES        17,743       8,261

INVESTING ACTIVITIES
     Purchase of property, plant and equipment           (10,243)     (7,172)
     Proceeds from sale of property, plant
        and equipment                                      1,860         171
-------------------------------------------------------------------------------
         CASH USED IN INVESTING ACTIVITIES                (8,383)     (7,001)

FINANCING ACTIVITIES
     Proceeds from (payments on) long-term debt - net     (5,540)      2,560
     Purchases of treasury stock                             (33)        (12)
     Dividends paid                                       (3,787)     (3,808)
-------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES            (9,360)     (1,260)
-------------------------------------------------------------------------------

      Change in cash and cash equivalents                    ---         ---
      Cash and cash equivalents at beginning of period       ---         ---
-------------------------------------------------------------------------------
      Cash and cash equivalents at end of period        $    ---    $    ---
===============================================================================
See  Notes  to  Condensed  Consolidated  Financial  Statements (Unaudited)


       NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   Piccadilly Cafeterias, Inc.
                         March 31, 1998

NOTE 1 - Basis of Presentation

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

NOTE 2 - Subsequent Event

On April 23, 1998, the Company and Morrison Restaurants Inc. ("MRI") signed a definitive merger agreement under which the Company agreed, subject to the terms and conditions stated in the Agreement, to acquire through a cash tender offer all of the outstanding shares of MRI at $5.00 per share. MRI currently has approximately 9.2 million shares outstanding. On April 30, 1998, the Company began its tender offer which is subject to receipt by the Company of at least 66-2/3% of the shares of MRI as well as regulatory approvals and certain other customary conditions.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

1998 Third Quarter Compared to 1997 Third Quarter

The following table summarizes comparable cafeteria customer traffic for the quarters ended March 31, 1998 and 1997.

                                                      (Customers in thousands)
Quarter Ended March 31            1998                  1997
                           -------------------   -----------------   Customer
                           Customers   Units     Customers   Units    Change

Units open 3 months in
   both periods              11,429     120       11,760      120      -2.8%
Units opened                    382       9 (A)       83        1
Units closed                     69       2          119        3 (B)

Total                        11,880               11,962               -0.7%

(A) Includes five cafeterias and four Piccadilly Express (Associated Grocers supermarkets) units opened after December 31, 1996
(B) Includes cafeterias closed after December 31, 1996

     Same-store cafeteria sales increased $192,000, or 1.2%, over the prior year. The cafeteria customer check average increased from $5.62 in the prior year quarter to $5.85 in the current quarter. Same-store sales for Ralph & Kacoo's seafood restaurants increased $71,000, or 1.2%. On October 1, 1996 and September 1, 1997, the Company raised prices an average of 4.0% and 4.3%, respectively, to offset the increases in the federal minimum wage.

      A cafeteria in New Orleans, Louisiana was opened during the third quarter. At March 31, 1998, the Company owned and operated 130 cafeterias and seven Ralph & Kacoo's Seafood Restaurants. A cafeteria in Augusta, Georgia was closed on January 4, 1998 as its lease expired.

     The Company completed the conversion of seven Piccadilly Express take-out shops in seven cafeterias during the quarter. Sales for new units (cafeterias and Piccadilly Express Associated Grocers supermarkets) open less than 12 months were $2,341,000 in the current quarter.

      Cost of sales as a percentage of sales increased 0.7% over the prior year. Food cost increased 0.2% and labor cost increased 0.5%, reflecting the increase in the minimum wage. Other operating expense as a percentage of sales decreased 0.3% reflecting lower workers compensation costs. Interest expense decreased $160,000 from the prior year reflecting both lower debt levels and cost of debt. The Company lowered its effective tax rate from 38.0% in fiscal year 1997 to 37.0% for fiscal year 1998 due to favorable estimates.

Nine  Months  Ended March 31, 1998 Compared to Nine Months  Ended
March 31, 1997

The following table summarizes comparable cafeteria customer traffic for the nine months ended March 31, 1998 and 1997.

                                                       (Customers in thousands)
Nine Months Ended March 31          1998                  1997
                             -------------------   -----------------   Customer
                             Customers   Units     Customers   Units    Change
Units open 9 months in
   both periods                 35,211     120       36,259       120    -2.9%
Units opened                     1,106       9 (A)       83         1
Units closed                       286       2          700         7 (B)

Total                           36,603               37,042              -1.2%

(A) Includes five cafeterias and four Piccadilly Express (Associated Grocers supermarkets) units opened after June 30, 1996
(B) Includes cafeterias closed after June 30, 1996

      Same-store cafeteria sales increased $3,281,000, or 1.6% over the prior year. The cafeteria check average increased from $5.57 in the prior nine-month period to $5.83 in the current period. Same-store sales for Ralph & Kacoo's seafood restaurants increased $384,000, or 2.1%.

      The Company opened three cafeterias during the nine months ended March 31, 1998, one of which replaced a mall location whose lease had expired. Three Piccadilly Express (Associated Grocers supermarket) units were also opened. Sales for new units (cafeterias and Piccadilly Express units in Associated Grocers supermarkets) open less than 12 months were $6,828,000 during the current nine-month period.

      Cost of sales as a percentage of sales increased 0.4% over the prior year, primarily from higher labor costs due to minimum wage increases. Other operating expenses as a percentage of sales decreased 0.3% over the prior year, reflecting favorable same-store sales volumes and lower workers compensation costs. Interest expense decreased $565,000 over the prior nine months reflecting both lower debt levels and cost of debt. The Company lowered its effective tax rate from 38% in fiscal year 1997 to 37.0% for fiscal year 1998 due to favorable estimates.

Liquidity and Capital Resources

       Net cash provided by operating activities increased $9,482,000. Net changes in operating assets and liabilities increased cash flow $7,872,000 reflecting the prior year payment of $3,272,000 in settlement of taxes and interest associated with the IRS examinations of the Company's tax returns for 1987 through 1992 combined with the timing of payments in the normal course of business. Prior year costs associated with reserved units include lease termination costs of $500,000. Investing activities in the current year include proceeds from the sale of the Company's Orland Park, Illinois cafeteria, which was closed in November, 1996, at amounts approximating book value.

     The Company expects to open one cafeteria and complete eight take-out shop conversions during the fourth quarter of fiscal
1998.

      The Company's $4,500,000 private placement debt matured on January 31, 1998 and was refinanced through existing lines of credit. As of March 31, 1998, $18,800,000 was available under two line of credit arrangements. The Company has subsequently obtained a $100 million commitment from a bank to replace the Company's existing facilities and to purchase the MRI shares and pay related merger costs.

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

          3.2   By-laws  of the Company, as amended through  July
                22, 1996(5).

          27   Financial Data Schedule

(b)  Reports on Form 8-K -- None.

-------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

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




                             PICCADILLY CAFETERIAS, INC.
                             ---------------------------
                             (Registrant)



                             By:   /s/Ronald A. LaBorde
                                 -------------------------
                                  Ronald A. LaBorde
                                  President and Chief Executive Officer
                                  May 4, 1998


/s/ Ronald A. LaBorde                                       05/04/98
------------------------------------------------          ------------
Ronald  A.  LaBorde, President, Chief  Executive              Date
Officer, and Director


/s/ J. Fred Johnson                                         05/04/98
------------------------------------------------          ------------
J. Fred Johnson, Executive Vice President,                    Date
Chief Financial Officer and Treasurer
(Principal Financial Officer)


/s/ Mark L. Mestayer                                        05/04/98
------------------------------------------------          ------------
Mark  L.  Mestayer,  Executive  Vice  President,              Date
Secretary  & Director of Finance
(Principal Accounting Officer)