Form 10-K
period 1998-06-30
PICCADILLY CAFETERIAS INC
filed 1998-09-28
CIK 277923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended          June 30, 1998
                          ------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file Number               1-11754
                       ---------------------------------------------------------

                           Piccadilly Cafeterias, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Louisiana                                              72-0604977
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana                 70816
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (504) 293-9440
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
   Common Stock                                New York Stock Exchange
-------------------                    -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 17, 1998 was $102,840,531.

The number of shares outstanding of Common Stock, without par value, as of September 17, 1998 was 10,528,368.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III.

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

         On May 28, 1998, the Company completed a $5.00 per share tender offer for all outstanding shares of Morrison Restaurants, Inc. (Morrison), acquiring approximately 89% of the outstanding shares. A merger was then completed on July 31, 1998 in which the remaining Morrison shares were converted into the right to receive $5.00 per share and Morrison became a wholly-owned subsidiary of the Company. The Company believes that the acquisition of Morrison provides broader market coverage and opportunities for improved operating efficiencies. The Company has begun integrating the Morrison units into the Company's existing operations. The Company plans to convert all Morrison cafeterias to Piccadilly cafeterias within two years.

         At June 30, 1998, the Company operated 257 cafeterias in 17 states, 127 under the Morrison's name and 130 under the Piccadilly name. Of these, 131 are in suburban malls, 25 are in suburban strip centers, and 101 are free-standing suburban locations. The Company also operates four Piccadilly Express units in Associated Grocer supermarkets and nine Morrison's Quick-Serve restaurants, "QSR's", located primarily in mall food courts. Up to three new cafeterias are expected to be opened during the year ending June 30, 1999. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1998:

Year Ended June 30                         1998(B)       1997         1996         1995         1994
Net sales per unit (in thousands)(A)       $2,226       $2,179       $2,058       $1,990       $1,916
Units opened                                    4            3            1            5            3
Units closed                                    3            4            3            3            4
Units open at year-end                        130          129          130          132          130
Total customer volume (in thousands)       48,786       49,483       49,629       48,274       48,098

----------

(A)  Excludes cafeterias opened or closed during period.
(B)  Fiscal 1998 data excludes the one month of operations of Morrison's.

                                   ----------

         At June 30, 1998 the Company operated seven "Ralph and Kacoo's" seafood restaurants in Louisiana, Alabama, and Mississippi. No additional Ralph & Kacoo's seafood restaurants are expected to be opened in the year ending June 30, 1999. The following table sets forth certain information regarding the Company's "Ralph and Kacoo's" seafood restaurant chain during the five years ended June 30, 1998:

Year Ended June 30                       1998         1997         1996         1995          1994
Net sales per unit (in thousands)(A)    $3,585       $3,509        $3,428       $3,394       $3,344
Units opened                                 0            0             0            1            0
Units closed                                 0            1             0            0            0
Units open at year-end                       7            7             8            8            7

----------

(A)  Excludes restaurants opened or closed during period.

                                   ----------

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

         Through an agreement with Associated Grocers, Inc., a Baton Rouge-based association of 235 food stores in Louisiana, Mississippi and Texas, the Company has begun placing small cafeterias in grocery stores. The agreement with Associated Grocers, Inc. allows the Company to rent a portion of the space within the supermarket. These mini cafeterias called Piccadilly Express, feature a scaled-down version of the cafeteria serving counter and feature many of the Company's most popular items that are prepared on-site. This initiative focuses on the take-out segment of the Company's business by providing home meal solutions through convenient customer alternatives while leveraging the high traffic flow of grocery stores. Some seating capacity is provided within the Piccadilly Express when space is available.

         Like most industry participants, the Company purchases foodstuffs in small quantities from local and regional suppliers in order to better assure freshness. As a result, inventory is kept relatively low; average per-cafeteria-inventory at June 30, 1998 was $12,300.

         Ralph & Kacoo's restaurants seat from 250 to 600 customers each. These restaurants are full-service menu facilities. All of the food served is cooked and prepared by the restaurant staff from standardized recipes. Substantially all of the food, supplies, and other materials required for the preparation of meals are supplied by the Company-owned commissary.

         The commissary, located in Baton Rouge, Louisiana, contains approximately 26,500 square feet of restaurant food and supplies storage. Seafood accounts for approximately 50% of inventory at the commissary. In order to provide consistent quality, selection, and price throughout the year, the commissary purchases in-season seafood in quantities sufficient to supply the restaurants during periods when such products would otherwise not be available at reasonable prices in the marketplace. On the average, seafood inventory turns approximately once every four months. Inventory maintained at the commissary at June 30, 1998, was approximately $2,532,000 while the average "Ralph and Kacoo's" restaurant inventory level at year-end was approximately $55,300. The commissary is not dependent upon a single supplier nor a small group of suppliers.

         Each cafeteria, express unit, and restaurant is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business, including purchasing, food preparation, and employee matters. Twelve district managers, under the supervision of one general manager, and the chief executive officer oversee and regularly inspect cafeteria operations. Two district managers, under the supervision of a general manager and the chief executive officer, oversee restaurant operations. The Company employed approximately 15,800 persons at June 30, 1998, of whom all but 73 corporate headquarters employees worked at Piccadilly's 267 cafeteria and restaurant locations and its commissary.

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

ITEM 2. PROPERTIES

         All but 35 of the cafeterias, express units, and restaurants operated by the Company at June 30, 1998, were operated on premises held under long-term leases with differing provisions and expiration dates. The 35 cafeterias and restaurants not operated on premises held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

             Five-year
              periods          Units        Units
           ending June 30    Operating     Closed
           --------------------------------------
                2003            143           15
                2008             72            9
                2013             20            7
                2018              7           --
           --------------------------------------
               Total            242           31
           ======================================


         Reference is made to Note 5 of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

         The Company's maintenance program provides for remodels of existing properties generally on ten year cycles. All equipment is maintained and modernized as necessary to maintain appearance and utility. The list below provides a general geographic review of the locations of the Company's operations at June 30, 1998:

                           Morrison     Piccadilly      Piccadilly     Ralph & Kacoo's
           State          Cafeterias    Cafeterias    Express & QSR's     Restaurants
       ---------------    ----------    ----------    ---------------  ---------------
          Alabama             17             6                                 1
          Arizona                            2
          Florida             47            21
          Georgia             21            17               2
           Kansas                            1
          Kentucky             4             1
         Louisiana             2            31               2                 5
          Maryland                                           2
        Mississippi            8             5               2                 1
          Missouri                           3
       North Carolina          3             4
          Oklahoma                           3
       South Carolina          7             2
         Tennessee             6            11               1
           Texas                            17               1
          Virginia            11             6               3
       West Virginia           1

         The Company utilizes generally standardized building configurations for its new cafeterias and restaurants in terms of seating, food display, preparation areas, and other factors and attempts to build out floor space to maximize efficient use of available space.

         The Company continues to pursue strategies to increase the capacity and utilization of its cafeterias. The Company is converting its "order pick-up" counters to Piccadilly Express hot counters where the physical facilities are conducive to doing so. The new counters allow customers to view and select their choices rather than simply ordering to go items from a menu. This delivery system increases the number of take-out orders that can be filled at peak order times.

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

W. Scott Bozzell, Vice President and Controller, age 35, has held such positions since July 1996. From May 1992 to July 1996 he was Vice President and Assistant Controller. Prior to that he was Assistant Controller.

Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 51, has held such positions since June 1986.

Jere W. Goldsmith Jr., Executive Vice President and Director of Training, age 52, has held such positions since July 1995. Mr. Goldsmith previously served in this capacity from May 1987 to February 1992. From February 1992 to July 1995 he was Executive Vice President and Region Manager.

J. Fred Johnson, age 47, Executive Vice President, Treasurer, and Chief Financial Officer, has held such positions since November 1995. From August 1985 through October 1995 he was with Graphic Industries, Inc., a printing company, in various capacities, including Chief Financial Officer and Treasurer.

Ronald A. LaBorde, age 42, President and Chief Executive Officer, has held such positions since June 1995. From January 1992 to May 1995 he was Executive Vice President, Treasurer and Chief Financial Officer. Prior to that he was Executive Vice President, Secretary, and Controller.

D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction and Design, age 46, has held such positions since May 1992. From July 1990 to May 1992 he was Vice President and Director of Maintenance.

Robert P. Listen, Executive Vice President and Director of Technical Services, age 50, has held such positions since December 1992. From July 1987 to November 1992 he was Executive Vice President and District Manager.

Mark L. Mestayer, Executive Vice President, Secretary, and Director of Finance, age 40, has held such positions since July 1996. From May 1992 to July 1996, he was Executive Vice President, Secretary and Controller. From January 1992 to May 1992, he was Vice President and Controller. Prior to that, he was Vice President and Controller, Ralph & Kacoo's.

Joseph S. Polito, Executive Vice President and General Manager, age 56, has held such positions since July 1995. From October 1992 to July 1995, he was Executive Vice President and Director of Training. From 1987 to October 1992 he was Executive Vice President and District Manager.

Patrick R. Prudhomme, Executive Vice President and Region Manager, age 46, has held such positions since February 1992. From January 1989 to February 1992 he was Vice President and District Manager, Ralph & Kacoo's.

C. Warriner Siddle, Executive Vice President and Director of Development, age 47, has held such positions since July 1995. From February 1992 to July 1995 he was Executive Vice President and Region Manager. From October 1984 to February 1992 he was Executive Vice President and District Manager.

Donovan B. Touchet, Executive Vice President and Director of Data Processing, age 49, has held such positions since June 1988.

Brian G. Von Gruben, Executive Vice President and Director of Administrative Services, age 50, has held such positions since May 1987.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information regarding Common Stock market prices and dividends, on the inside cover of the Annual Shareholders Report for the year ended June 30, 1998, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected and Other Financial Data", on page 13 of the Annual Shareholders Report for the year ended June 30, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 16 of the Annual Shareholders Report for the year ended June 30, 1998, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data, included on pages 17 through 27 of the Annual Shareholders Report for the year ended June 30, 1998, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 1998 and 1997

Consolidated statements of income for the fiscal years ended June 30, 1998, 1997 and 1996

Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30, 1998, 1997 and 1996

Consolidated statements of cash flows for the fiscal years ended June 30, 1998, 1997 and 1996

Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company has filed with the Commission a definitive proxy statement complying with Regulation 14A relating to its 1998 annual meeting and involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1998:

                                                                                     Annual
                                                                                  Shareholders
                        Description                                                Report Page
                        -----------                                               ------------
Consolidated balance sheets as of June 30, 1998 and 1997                                17
Consolidated statements of income for the fiscal years ended June 30, 1998,
         1997 and 1996                                                                  18
Consolidated statements of changes in shareholders' equity for the fiscal
         years ended June 30, 1998, 1997 and 1996                                       18
Consolidated statements of cash flows for the fiscal years ended June 30,
         1998, 1997 and 1996                                                            19
Notes to consolidated financial statements                                            20-27
Report of independent auditors                                                          27

         (2) Schedules--The following consolidated schedules and information are included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                                                 Annual Report on
                        Description                                               Form 10-K Page
                        -----------                                              ----------------
Schedule II--Valuation and qualifying accounts                                          10

         (3) Listing of Exhibits - See sub-section (c) below.

(b) On June 5, 1998, the Company filed a report on Form 8-K related to its purchase of Morrison Restaurants, Inc. Financial statements and pro-forma financial information related to the acquired business were subsequently filed by amendment on Form 8-K/A on August 11, 1998.

(c)      EXHIBITS

2. Plan and Agreement of Merger dated April 22, 1998, among Piccadilly, Purchaser and Morrison.(1)

3. (a) Articles of Incorporation of the Company(2), as amended on September 14, 1987(3) as amended on September 27, 1988(4), and as amended on September 28, 1989(5).

    (b)  By-laws of the Company, as amended through July 22, 1996(6).

10. (a)  Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(7).

    (b) Form of Management Continuity Agreement, effective March 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith, Johnson (November 16, 1995), Landry, Listen, Mestayer, Polito, Prudhomme, Siddle, Touchet, and Von Gruben(6).

    (c) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Francis (September 25, 1995), Guyton (July 1, 1996), Murrill, Redman (September 25, 1995), Simmons and Smith(6).

    (d) Agreement between Piccadilly Cafeterias, Inc. and Ronald A. LaBorde, effective June 26, 1995(6).

    (e) Form of Agreement, effective August 1, 1995, between Piccadilly Cafeterias, Inc. and each of Malcolm T. Stein, Jr. and James E. Durham, Jr. (6).

    (f) $125,000,000 Credit Agreement dated as of June 24, 1998 and First Amendment to Credit Agreement dated July 31, 1998 filed herewith on pages 11 through 129.

13. The Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

21. List of Subsidiaries of the Registrant

23. Consent of Independent Auditors

27. Financial Data Schedule.

----------

(1) Incorporated by reference from Exhibit (c) (1) to the Company's Schedule 14D-1 dated April 29, 1998.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1989.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1993.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Piccadilly Cafeterias, Inc.
                                       -----------------------------------------
                                       (Registrant)


                                       By: /s/ Ronald A. LaBorde
                                           -------------------------------------
                                           Ronald A. LaBorde
                                           President and Chief Executive Officer

                                       Date: September 24, 1998
                                             -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Norman C. Frances                           9/23/98      /s/  Dale E. Redman                            9/22/98
--------------------------------------------    ----------    -----------------------------------------      ---------
Norman C. Frances, Director                       Date        Dale E. Redman, Director                         Date


/s/  Robert P. Guyton                            9/22/98      /s/ Christel C. Slaughter                      9/25/98
--------------------------------------------    ----------    -----------------------------------------      ---------
Robert P. Guyton, Director                        Date        Christel C. Slaughter, Director                  Date


/s/  Ronald A. LaBorde                           9/24/98
--------------------------------------------    ----------    -----------------------------------------      ---------
Ronald A. LaBorde, President,                     Date        Edward M. Simmons, Sr., Director                 Date
Chief Executive Officer and Director


/s/  Paul W. Murrill                             9/22/98      /s/  C. Ray Smith                              9/22/98
--------------------------------------------    ----------    -----------------------------------------      ---------
Paul W. Murrill, Chairman of the Board            Date        C. Ray Smith, Director                           Date


/s/  Ralph Erben                                 9/22/98      /s/  J. Fred Johnson                           9/23/98
--------------------------------------------    ----------    -----------------------------------------      ---------
Ralph Erben, Director                                         J. Fred Johnson                                  Date
                                                              Executive Vice President, Treasurer
                                                              and Chief Financial Officer
                                                              (Principal Financial Officer)

/s/  Mark L. Mestayer                            9/23/98
--------------------------------------------    ----------
Mark L. Mestayer, Secretary                       Date
and Director of Finance
(Principal Accounting Officer)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


====================================================================================================================================
                       COL. A                   COL. B                    COL. C                      COL. D             COL. E
====================================================================================================================================
                                                                        Additions
                                                                        ---------
                                                                                    (2)
                                              Balance at           (1)           Charged to
                                             Beginning of   Charged to costs       Other           Deduction--         Balance at
                     Description                Period        and expenses    Accounts-Describe      Describe        End of Period
====================================================================================================================================
Reserves for Unit Closings:

Year ended June 30, 1998:
  Property, plant & equipment allowance     $  2,046,488      $    939,000                         $  1,057,977 (A)     $  1,927,511
  Current liability                                   --                                                                          --
  Long-term liability                          2,774,941         2,514,000       16,466,339(B)        1,651,178 (A)       20,104,102
                                            ------------      ------------     ------------        ------------         ------------
                                            $  4,821,429      $  3,453,000     $ 16,466,339        $  2,709,155         $ 22,031,613
                                            ============      ============     ============        ============         ============

Year ended June 30, 1997:
  Property, plant & equipment allowance     $  4,407,472                                           $  2,360,984 (A)     $  2,046,488
  Current liability                              347,496                                                347,496 (A)               --
  Long-term liability                          5,049,509                                              2,274,568 (A)        2,774,941
                                            ------------                                           ------------         ------------
                                            $  9,804,477                                           $  4,983,048         $  4,821,429
                                            ============                                           ============         ============

Year ended June 30, 1996:
  Property, plant & equipment allowance     $    800,796      $  3,726,958                         $    120,282 (A)     $  4,407,472
  Current liability                              254,339           100,000                                6,843 (A)          347,496
  Long-term liability                          5,009,297         1,000,819                              960,607 (A)        5,049,509
                                            ------------      ------------                         ------------         ------------
                                            $  6,064,432      $  4,827,777                         $  1,087,732         $  9,804,477
                                            ============      ============                         ============         ============


(A) Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for which a provision for unit closing was recorded during the years ended June 30, 1992, 1996 and 1998. During 1997, the Company reduced its accrued liability for rental and other occupancy costs associated with these properties by $600,000 as a result of a favorable change in management's estimate of future sublease income.

(B) Represents reserves for Morrison units which were recorded as part of the allocation of purchase price.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.       Plan and Agreement of Merger dated April 22, 1998, among Piccadilly,
          Purchaser and Morrison.(1)

 3.       (a)  Articles of Incorporation of the Company(2), as amended on
               September 14, 1987(3) as amended on September 27, 1988(4), and as amended on September 28, 1989(5).

          (b)  By-laws of the Company, as amended through July 22, 1996(6).

10.       (a)  Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(7).

          (b)  Form of Management Continuity Agreement, effective March 27,
               1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith,
               Johnson (November 16, 1995), Landry, Listen, Mestayer, Polito,
               Prudhomme, Siddle, Touchet, and Von Gruben(6).

          (c) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc.
               and each of Messrs. LaBorde, Francis (September 25, 1995), Guyton
               (July 1, 1996), Murrill, Redman (September 25, 1995), Simmons and
               Smith(6).

          (d)  Agreement between Piccadilly Cafeterias, Inc. and Ronald A.
               LaBorde, effective June 26, 1995(6).

          (e)  Form of Agreement, effective August 1, 1995, between Piccadilly
               Cafeterias, Inc. and each of Malcolm T. Stein, Jr. and James E.
               Durham, Jr. (6).

          (f)  $125,000,000 Credit Agreement dated as of June 24, 1998 and First
               Amendment to Credit Agreement dated July 31, 1998 filed herewith on pages 35 through 154.

13. The Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

21.       List of Subsidiaries of the Registrant

23.       Consent of Independent Auditors

27.       Financial Data Schedule.

----------

(1) Incorporated by reference from Exhibit (c) (1) to the Company's Schedule 14D-1 dated April 29, 1998.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 2-63249) filed with the Commission on December 19, 1978.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1989.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1993.