Form 10-Q
period 1998-09-30
PICCADILLY CAFETERIAS INC
filed 1998-11-16
CIK 277923

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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

The number of shares outstanding of Common Stock, without par value, as of November 2, 1998, was 10,528,368.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          PICCADILLY CAFETERIAS, INC.



                                                                                   (Amounts in thousands)
Balances at                                                                       SEPTEMBER 30                June 30
                                                                                      1998                      1998
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                                                           $     1,343             $     1,602
  Inventories                                                                                  12,051                  12,489
  Deferred income taxes                                                                        10,559                  10,559
  Other current assets                                                                          1,065                   1,634
                                                                                          -----------             -----------
           TOTAL CURRENT ASSETS                                                                25,018                  26,284
PROPERTY, PLANT AND EQUIPMENT                                                                 334,309                 332,918
  Less allowances for depreciation and unit closings                                          132,474                 129,053
                                                                                          -----------             -----------
           NET PROPERTY, PLANT AND EQUIPMENT                                                  201,835                 203,865
GOODWILL, net of $152 and $20 accumulated amortization at
  September 30, 1998 and at June 30, 1998                                                      13,773                  12,447
OTHER ASSETS                                                                                   14,365                  11,264
                                                                                          -----------             -----------
TOTAL  ASSETS                                                                                $254,991                $253,860
                                                                                          ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                        $    15,694             $    18,359
  Accrued interest                                                                                682                     418
  Accrued salaries, benefits and related taxes                                                 22,068                  24,869
  Accrued rent                                                                                  5,761                   5,036
  Other accrued expenses                                                                        4,982                  11,455
                                                                                          -----------             -----------
           TOTAL CURRENT LIABILITIES                                                           49,187                  60,137
LONG-TERM DEBT, less current portion                                                           90,015                  78,979
DEFERRED INCOME TAXES                                                                           1,717                   1,417
RESERVE FOR UNIT CLOSINGS                                                                      19,990                  20,104
ACCRUED EMPLOYEE BENEFITS, less current portion                                                12,986                  12,787
SHAREHOLDERS' EQUITY
  Preferred Stock, no par value; authorized 50,000,000 shares;
      issued and outstanding: none
   Common Stock, no par value, stated value $1.82 per share;                                      ---                     ---
      authorized 100,000,000 shares; issued and outstanding
      10,528,368 shares at September 30, 1998 and
      at June 30, 1998                                                                         19,141                  19,141
  Additional paid-in capital                                                                   18,735                  18,735
  Retained earnings                                                                            43,500                  42,810
                                                                                          -----------             -----------
                                                                                               81,376                  80,686
  Less treasury stock at cost:  25,000 Common Shares at
      September 30, 1998 and at June 30, 1998                                                     280                     250
                                                                                          -----------             -----------
          TOTAL SHAREHOLDERS' EQUITY                                                           81,096                  80,436
                                                                                          -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $254,991                $253,860
                                                                                          ===========             ===========

See Note to Condensed Consolidated Financial Statements (Unaudited)

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       PICCADILLY CAFETERIAS, INC.


                                                                               (Amounts in thousands - except per share data)
Three Months Ended September 30                                                        1998                    1997
Net sales                                                                                    $128,935                $ 78,952
Cost and expenses:
   Cost of sales                                                                               77,003                  46,068
   Other operating expense                                                                     42,599                  26,037
   General and administrative expense                                                           4,579                   3,075
   Interest expense                                                                             1,679                     619
   Other expense (income)                                                                           1                    (142)
                                                                                             --------                --------
                                                                                              125,861                  75,657
                                                                                             --------                --------
   INCOME BEFORE INCOME TAXES                                                                   3,074                   3,295
Provision for income taxes                                                                      1,186                   1,219
                                                                                             --------                --------
   NET INCOME                                                                                $  1,888                $  2,076
                                                                                             ========                ========
Weighted average number of shares outstanding                                                  10,505                  10,503
                                                                                             ========                ========
   Net income per share - basic and diluted                                                  $    .18                $    .20
                                                                                             ========                ========

   Cash dividends per share                                                                  $    .12                $    .12
                                                                                             ========                ========

See  Note  to  Condensed  Consolidated Financial Statements (Unaudited)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.

                                                                                                (Amount in thousands)
Three Months Ended September 30                                                        1998                    1997
OPERATING ACTIVITIES
       Net income                                                                           $   1,888               $   2,076
       Adjustments to reconcile net income to net cash
            Provided by operating activities:
              Depreciation and amortization                                                     4,567                   2,992
              Costs associated with reserved units                                               (114)                   (315)
              Provision for deferred income taxes                                                 300                     200
              Loss on sale of assets                                                               67                      24
              Pension expense -- net of contributions                                          (2,133)                 (1,917)
             Change in operating assets and liabilities                                        (6,155)                  4,287
                                                                                            ---------               ---------
             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (1,580)                  7,347
INVESTING ACTIVITIES
      Acquisition of business                                                                  (6,143)                    ---
      Purchase of property, plant and equipment                                                (1,839)                 (3,319)
      Proceeds from sale of property, plant and equipment                                          14                   1,825
                                                                                            ---------               ---------
            CASH USED IN INVESTING ACTIVITIES                                                  (7,968)                 (1,494)
FINANCING ACTIVITIES
      Proceeds from (payments on) long-term debt - net                                         11,036                  (4,590)
      Purchases of treasury stock                                                                (228)                    ---
      Dividends paid                                                                           (1,260)                 (1,263)
                                                                                            ---------               ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 9,548                  (5,853)
                                                                                            ---------               ---------

      Increase (decrease) in cash and cash equivalents                                            ---                     ---
      Cash and cash equivalents at beginning of period                                            ---                     ---
                                                                                            ---------               ---------
      Cash and cash equivalents at end of period                                            $     ---               $     ---
                                                                                            =========               =========

    See  Note  to Condensed Consolidated Financial Statements (Unaudited)

     NOTE TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                 PICCADILLY CAFETERIAS, INC.
                  September 30, 1998


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 FIRST QUARTER COMPARED TO 1997 FIRST QUARTER

     In  May  1998,  the Company acquired  89%  of  the
common stock of Morrison  Restaurants,  Inc. (Morrison)
for $5.00 per share.  The merger was completed  on July
31,  1998  when  the  Company  purchased  the remaining
outstanding  Morrison  shares for $5.00 per share  (the
Morrison Acquisition).  The aggregate purchase price of
the  Morrison  shares,  including   debt  assumed,  was
approximately  $57,270,000.   The Morrison  Acquisition
was financed through a syndicated loan for which up to $125,000,000 could be borrowed. At September 30, 1998, approximately $34,985,000 was available under this facility.

     Total sales increased $49,983,000  or  63.3%, from
1997.  Cafeteria sales increased $50,088,000.   Ralph &
Kacoo's restaurant sales decreased $105,000. Cafeteria sales for 1998 include $50,831,000 of Morrison sales.

     The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the quarters ended September 30, 1998 and 1997:




                                                                                          (sales in thousands)
                                        1998                             1997
                                                                                                       Sales
                               Sales            Units               Sales            Units            Change
Total cafeteria sales          $122,296                             $72,208                            69.3%
Less new units                    1,991           7(A)                  126            2(A)
Less closed units                   ---         ---                     772            3(B)
Less Morrison units              50,831                                 ---
                               --------                             -------
Net same-store cafeteria
  sales                        $ 69,474         122                 $71,310          122               -2.6%


(A)   Includes  four  cafeterias and three Piccadilly Express
       (Associated Grocers Supermarkets) units  opened  since
       June 30, 1997.
(B)   Includes three cafeterias closed since June 30, 1997.

     The decrease in same-store sales of 2.6% is the net result of a 4.6% decline in customer traffic and 2.2% increase in check average. Cafeteria prices were increased an average of 4.0% in September 1997. Four tropical weather systems impacted volumes in over 50 stores during the quarter with no comparable weather-related impacts in the prior year.

     During 1998 and 1997, operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 7.2% and 8.7%, respectively. Food costs as a percentage of net sales was unchanged. Labor costs as a percentage of net sales increased 1.4%, reflecting both the minimum wage increase and the lower sales volumes. Other operating expenses as a percentage of net sales increased 0.1%. General and administrative expense as a percentage of net sales decreased 0.3%, reflecting the elimination of some Morrison expenses. Interest expense increased $1,060,000 in 1998 reflecting the increased debt levels associated with the Morrison Acquisition.

      Net cash provided by operating activities decreased $8,927,000. Net changes in operating assets and liabilities decreased cash flow $10,442,000 reflecting primarily the timing of payments in the ordinary course of business and acquisition-related costs, such as $1,175,000 in severance costs. Prior year operating assets and liabilities include a $2,900,000 federal tax refund. Prior year investing activities include proceeds from the sale of the Company's Orland Park, Illinois cafeteria, which was closed in November 1996.

YEAR 2000 IMPACT

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive code which treat a date ending in "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions, including, among other things, a temporary inability to process transactions, process reports, or engage in similar normal business activities (Year 2000 Issues).

     During fiscal 1996, the Company began migrating its information technology (IT) from internally developed systems to commercially available products. The decision to invest in updated technology was made for a number of reasons including Year 2000 Issues. The Company has completed an assessment of its year 2000 Issues and believes that previously scheduled replacements of its IT, will function properly with respect to dates in the Year 2000 and thereafter. The related projects of migrating the Company's IT and addressing Year 2000 issues are hereinafter collectively referred to as the Year 2000 Project.

     The total cost of the Year 2000 Project is estimated to be approximately $700,000, primarily for the purchases of new software, which will be capitalized. To date, the Company has incurred and capitalized approximately $650,000 of such costs. The company believes these costs would have been incurred notwithstanding the Year 2000 Issues

     With respect to the acquisition of Morrison, it is the Company's intent to absorb the IT requirements of Morrison into the Company's systems during fiscal 1999. Accordingly, no additional Year 2000 Issues are anticipated as a result of the acquisition of Morrison. The acquisition of Morrison has the effect of delaying completion of the Year 2000 Project to not later than June 30, 1999, which is prior to any anticipated impact on its operating systems.

     The Company believes that with conversions to new IT, Year 2000 Issues will not pose significant operational problems for its computer systems. As of September 30, 1998, the Company has completed the conversion for all systems for which Year 2000 Issues could have a material impact on the operations of the Company, except that some Morrison systems are not scheduled for conversion to the Company's systems until the second quarter of fiscal 1999. The Company has no contingency plan, nor does it intend to create one, in the event that Year 2000 Issues are not fully addressed in time. The Company believes that the likelihood of such an occurrence having a material impact on the Company's operations is remote.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

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




                              PICCADILLY CAFETERIAS, INC.
                                     (Registrant)

                              BY:/S/RONALD A. LABORDE
                                    Ronald  A. LaBorde
                                    President and Chief
                                      Executive Officer
                                    11/10/98


/s/ Ronald A. LaBorde                                   11/10/98
Ronald  A.  LaBorde,                                      Date
President,  Chief  Executive  Officer,  and
Director

/s/ J. Fred Johnson                                     11/10/98
J.  Fred  Johnson,                                        Date
Executive  Vice  President,  Chief  Financial
Officer and Treasurer (Principal Financial Officer)

/s/ Mark L. Mestayer                                    11/10/98
Mark L. Mestayer,                                         Date
Executive Vice President, Secretary  & Director
of Finance
(Principal Accounting Officer)