Form 10-Q
period 1998-12-31
PICCADILLY CAFETERIAS INC
filed 1999-02-12
CIK 277923

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

               For the quarterly period ended DECEMBER 31, 1998

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

The number of shares outstanding of Common Stock, without par value, as of February 1, 1999, was 10,528,368.

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         PICCADILLY CAFETERIAS, INC.


                                                              (Amounts  in thousands)
                                                               except per-share data
Balances at                                                December 31        June 30
                                                              1998              1998
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                             $   1,236       $   1,602
  Inventories                                                  12,290          12,489
  Deferred income taxes                                        10,559          10,559
  Other  current  assets                                        1,630           1,634
                                                            ---------       ---------
    TOTAL  CURRENT ASSETS                                      25,715          26,284
PROPERTY, PLANT AND EQUIPMENT                                 336,034         332,918
  Less allowances for depreciation and unit closings          135,555         129,053
                                                            ---------       ---------
    NET PROPERTY, PLANT AND EQUIPMENT                         200,479         203,865
GOODWILL, net of $284 and $20 accumulated amortization at
  December 31, 1998 and at June 30, 1998                       13,995          12,447
OTHER   ASSETS                                                 13,838          11,264
                                                            ---------       ---------
TOTAL    ASSETS                                             $ 254,027       $ 253,860
                                                            =========       =========

LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts  payable                                         $  18,122       $  18,359
  Accrued    interest                                             677             418
  Accrued salaries, benefits and related taxes                 19,741          24,869
  Accrued  rent                                                 6,075           5,036
  Other accrued expenses                                        7,167          11,455
                                                            ---------       ---------
    TOTAL CURRENT LIABILITIES                                  51,782          60,137

LONG-TERM DEBT                                                 85,900          78,979

DEFERRED INCOME TAXES                                           2,017           1,417

RESERVE FOR UNIT CLOSINGS                                      19,572          20,104

ACCRUED EMPLOYEE BENEFITS, less current portion                12,955          12,787

SHAREHOLDERS'  EQUITY
  Preferred Stock, no par value; authorized 50,000,000
   shares; issued and outstanding: none
  Common Stock, no par value, stated value $1.82
   per share;                                                     ---             ---
   authorized 100,000,000 shares; issued and
   outstanding 10,528,368 shares at December 31,
   1998 and at June 30, 1998                                   19,141          19,141
  Additional paid-in capital                                   18,735          18,735
  Retained earnings                                            44,205          42,810
                                                            ---------       ---------
                                                               82,081          80,686
  Less treasury stock at cost:   25,000 Common
   Shares at December 31, 1998 and at June  30, 1998              280             250
                                                            ---------       ---------

    TOTAL   SHAREHOLDERS' EQUITY                               81,801          80,436
                                                            ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 254,027       $ 253,860
                                                            =========       =========


See Note to Condensed Consolidated Financial  Statements (Unaudited)

              CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      Piccadilly Cafeterias, Inc.

                                                        (Amounts in thousands - except per share data)
                                                        Three Months Ended              Six Months Ended
                                                        December 31                     December  31
                                                        1998            1997            1998            1997
Net  sales                                              $ 130,376       $  79,189       $ 259,311       $ 158,141
Cost  and  expenses:
  Cost of sales                                            78,644          46,083         155,647          92,151
  Other operating expense                                  42,732          25,596          85,331          51,633
  General and administrative expense                        4,391           2,645           8,970           5,720
  Interest expense                                          1,586             504           3,265           1,123
  Other  expense (income)                                    (192)           (127)           (191)           (269)
                                                        ---------       ---------       ---------       ---------
                                                          127,161          74,701         253,022         150,358
  INCOME BEFORE INCOME  TAXES                               3,215           4,488           6,289           7,783
Provision for income taxes                                  1,239           1,661           2,425           2,880
                                                        ---------       ---------       ---------       ---------
  NET INCOME                                            $   1,976       $   2,827       $   3,864       $   4,903
                                                        =========       =========       =========       =========
Weighted average number of shares outstanding              10,503          10,503          10,504          10,503
                                                        =========       =========       =========       =========
  Net income per share - basic and assuming dilution    $     .19       $     .27       $     .37       $     .47
                                                        =========       =========       =========       =========
  Cash  dividends  per  share                           $     .12       $     .12       $     .24       $     .24
                                                        =========       =========       =========       =========

See Note to Condensed Consolidated Financial Statements (Unaudited)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         Piccadilly Cafeterias, Inc.

                                                                        (Amounts  in  thousands)
Six  Months   Ended  December  31                                       1998            1997
OPERATING  ACTIVITIES
  Net  income                                                           $   3,864      $   4,093
  Adjustments  to  reconcile  net income to net  cash
    Provided  by  operating  activities:
      Depreciation  and amortization                                        9,079          6,038
      Costs  associated  with  reserved units                                (244)          (479)
      Provision for deferred income taxes                                     600            400
      Loss on sale of assets                                                  175             50
      Pension   contributions in excess of expense                         (1,767)        (1,433)
      Change  in operating assets and liabilities                          (3,471)           744
                                                                        ---------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,236         10,223

INVESTING ACTIVITIES
  Acquisition  of  business                                                (6,802)           ---
  Purchase of property, plant and equipment                                (5,622)        (6,259)
  Proceeds from sale of property, plant and equipment                          16          1,860
                                                                        ---------      ---------
    CASH  USED  IN  INVESTING ACTIVITIES                                  (12,408)        (4,399)

FINANCING ACTIVITIES
  Proceeds  from  (payments  on)  long-term  debt  -  net                   6,921         (3,264)
  Purchases  of  treasury  stock                                             (228)           (33)
  Dividends paid                                                           (2,521)        (2,527)
                                                                        ---------      ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     4,172         (5,824)
                                                                        ---------      ---------

  Increase (decrease) in cash and cash equivalents                            ---            ---
  Cash and cash equivalents at beginning of period                            ---            ---
                                                                        ---------      ---------
  Cash and cash equivalents at end of period                            $     ---      $     ---
                                                                        =========      =========

See Note to Condensed Consolidated Financial Statements (Unaudited)

              NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                        Piccadilly Cafeterias, Inc.
                            December 31, 1998


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

Comparative results of operations by periods may be affected by the timing of the opening of new units. Quarterly results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established units is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting seasonal retail activity. A fluctuation in customer volume has a disproportionate effect on operating profit.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 Second Quarter Compared to 1997 Second Quarter

In May 1998, the Company acquired 89% of the common stock of Morrison Restaurants, Inc. (Morrison) for $5.00 per share. The merger was completed on July 31, 1998 when the Company purchased the remaining outstanding Morrison shares for $5.00 per share (the Morrison Acquisition). The aggregate purchase price of the Morrison shares, including debt assumed, was approximately $57,270,000. The Morrison Acquisition was financed through a syndicated loan for which up to $125,000,000 could be borrowed. At December 31, 1998, approximately $39,100,000 was available under this facility.

Total sales increased $51,187,000 or 64.6%, from 1997. Cafeteria sales increased $52,094,000. Ralph & Kacoo's restaurant sales decreased $479,000. Cafeteria sales for 1998 include $53,118,000 of Morrison sales.

The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the quarters ended December 31, 1998 and 1997:

                                                        (sales in thousands)
                                                1998                            1997
                                        ---------------------           --------------------         Sales
                                        Sales           Units           Sales          Units         Change
                                        ---------------------           --------------------        --------
Total cafeteria sales                   $ 124,097                       $  72,003                      72.3%
Less new units                              1,581         5(A)                329        2(A)
Less closed units                             785         3(B)              1,687        6(B)
Less Morrison units                        53,118                             ---
                                        ---------                       ---------
Net same-store cafeteria sales          $  68,613       121             $  69,987      121            (2.0%)


(A) Includes four cafeterias and one Piccadilly Express (Associated Grocers Supermarkets) units opened since September 30, 1997.
(B) Includes five cafeterias and one Piccadilly Express (Associated Grocers Supermarkets) unit closed since September 30, 1997.

The decrease in same-store sales of 2.0% is the result of a 2.0% decline in customer traffic.

During 1998 and 1997, operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 6.9% and 9.5%, respectively. Food costs as a percentage of net sales increased 1.1% as a result of inflationary pressures. Labor costs as a percentage of net sales increased 1.1%, reflecting higher wage rates. Other operating expenses as a percentage of net sales increased 0.5% as a result of higher advertising costs. General and administrative expense as a percentage of net sales was unchanged. Interest expense increased $1,082,000 in 1998 reflecting the increased debt levels associated with the Morrison Acquisition. The Company's effective income tax rate impacted by the nondeductability of goodwill amortization, resulting in a higher effective rate than in the prior year.



Six Months Ended December 31, 1998 Compared to  Six  Months  Ended December 31,
1997

Total  sales  increased $101,170,000  or  64.0%  from  1997.   Cafeteria  sales
increased $102,285,000.   Ralph  & Kacoo's restaurant sales decreased $584,000.
Cafeteria sales for 1998 include $104,035,000 of Morrison  sales.

The following table reconciles total cafeteria sales to same store cafeteria sales (units that were open for six full months in both periods) for the six months ended December 31, 1998 and 1997.

                                                       (Sales   in   thousands)
                                                1998                            1997
                                        ---------------------           --------------------         Sales
                                        Sales           Units           Sales          Units         Change
                                        ---------------------           --------------------
Total  cafeteria sales                  $ 246,480                       $ 144,195                      70.9%
Less new units                              3,547         6(A)                459        3(A)
Less closed units                           1,703         3(B)              3,734        6(B)
Less  Morrison  units                     104,035                             ---
                                        ---------                       ---------
Net  same-store  cafeteria sales        $ 137,195       120             $ 140,002      120             (2.0%)


(A) Includes four cafeterias and two Piccadilly Express (Associated Grocers supermarkets) units opened since June 30, 1997.
(B) Includes five cafeterias and one Piccadilly Express (Associated Grocers supermarkets) units closed since June 30, 1997.

The decrease in same-store sales of 2.0% is the net result of a 3.2% decline in customer traffic and a 1.3% increase in check average.

During 1998 and 1997, operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 7.1% and 9.1%, respectively. Food costs as a percentage of net sales increased 0.5% due to inflationary pressures. Labor costs as a percentage of net sales increased 1.2% reflecting higher wage rates. Other operating expenses as a percentage of net sales increased 0.3% due to higher advertising costs. Interest expense increased $2,142,000 in 1998 reflecting the increased debt levels associated with the Morrison Acquisition. The Company's effective income tax rate impacted by the nondeductability of goodwill amortization, resulting in a higher effective rate than in the prior year.


Net cash provided by operating activities decreased $1,987,000. Net changes in operating assets and liabilities decreased cash flow $3,471,000 reflecting the timing of payments in the ordinary course of business and acquisition related costs, including $1,175,000 of severance costs. Prior year investing activities include proceeds from the sale of a cafeteria, closed in November, 1996.

In January, 1999, the Company announced the execution of a definitive agreement to sell the Ralph & Kacoo's seafood restaurants and related commissary business to Cobb Investment Company for approximately $21 million in cash. Management expects to close the transaction before the end of the third fiscal quarter. The proceeds will be used to pay down a portion of the debt incurred in the Morrison's Acquisition.

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

The  total  cost  of  the  Year 2000 Project is estimated to  be  approximately
$700,000, primarily for the purchases of new software, which will be capitalized. To date, the Company has incurred and capitalized approximately $650,000 of such costs. The Company believes these costs would have been incurred notwithstanding the Year 2000 Issues.

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

The Company believes that with conversions to new IT, Year 2000 Issues will not pose significant operational problems for its computer systems. As of December 31, 1998, the Company has completed the conversion for all systems for which Year 2000 Issues could have a material impact on the operations of the Company. The Company has no contingency plan, nor does it intend to create one, in the event that Year 2000 Issues are not fully addressed in time. The Company believes that the likelihood of such an occurrence having a material impact on the Company's operations is remote.

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

PART II -- Other Information

Item 1.  Legal proceedings
None.

Item 2.  Changes in securities
None.

Item 3.  Defaults upon senior securities
None.

Item 4.  Submission of matters to vote of security holders
The Annual Meeting of the shareholders of Piccadilly   (the "Meeting") was held
on  November  2,  1998  and  9,439,057  shares  were represented.   The  voting
tabulation follows:

Proposal one:  The election of the following to the Board of Directors

                                           For           Withheld
                                          -----         ----------
Norman C. Francis                       9,376,037          639
Dale E. Redman                          9,373,333          639
C. Ray Smith                            9,322,882          639

The following director's terms of office continued after the Meeting. Ralph P. Erben, Robert P. Guyton, Ronald A. LaBorde, Edward M. Simmons, Sr., Christel C. Slaughter, and Paul W. Murrill.

Proposal two: The approval of the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan.

                                           For           Against       Abstain
                                          -----         ---------     ---------
                                        7,914,176       1,497,882       26,999

Item 5.  Other information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)Exhibits

         3. (a) Articles of Incorporation of the Company, as amended through November 2, 1998.

             (b) By-laws of the Company, as amended through November  2,  1998.


         4. Rights Agreement, dated November 2, 1998, including (i) as Exhibit A - The Form of Articles of Amendment, (ii) as Exhibit B - the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C - the Summary Description of the Shareholder Rights Plan.(1)

        10. Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (2)

        27.  Financial Data Schedule

**FOOTNOTES**

(1) Incorporated  by reference to Exhibits 1, 2 ,  3  and  4  of  the Company's
    Registration   Statement   on   Form  8-A  filed  with  the  Commission  on
    November 19, 1998.


(2) Incorporated by reference   from  Appendix  A  of  the Company's definitive
    Proxy Statement filed with the Commission on September 23, 1998.



(b)Reports on Form 8-K - On November 19, 1998, the Company filed a report on Form 8-K related to its adoption of a Rights Agreement dated November 2, 1998 between the Company and Wachovia Bank, N.A., as Rights Agent.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PICCADILLY CAFETERIAS, INC.
                                                (Registrant)



                                                By: /s/ Ronald A. LaBorde
                                                        Ronald A. LaBorde
                                                    President  and  Chief
                                                    Executive Officer
                                                        02/08/98


/s/  Ronald  A. LaBorde                                         02/08/99
Ronald A. LaBorde,  President,  Chief  Executive                  Date
Officer, and Director

/s/  J. Fred Johnson                                            02/08/99
J. Fred Johnson, Executive Vice President, Chief Financial        Date
Officer  and Treasurer (Principal Financial Officer)

/s/ Mark L. Mestayer                                            02/08/99
Mark L. Mestayer, Executive Vice President,                       Date
Secretary & Director of Finance(Principal Accounting Officer)