Form 10-Q
period 1999-03-31
PICCADILLY CAFETERIAS INC
filed 1999-05-17
CIK 277923

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended		March 31, 1999


[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from 				 to


Commission file number:                 1-11754


                          Piccadilly Cafeterias, Inc.
            (Exact name of registrant as specified in its charter)

          Louisiana                                            72-0604977
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   3232 Sherwood Forest Blvd., Baton Rouge, Louisiana                 70816
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (504)293-9440


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

                                                      Yes [X]   No [  ]

The number of shares outstanding of Common Stock, without par value, as of May 3, 1999, was 10,528,368.

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       PICCADILLY CAFETERIAS, INC.


                                                                                    (Amounts in thousands except share data)
-----------------------------------------------------------------------------------------------------------------------------
Balances at                                                                          March 31                       June 30
                                                                                      1999                            1998
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
  Accounts and notes receivable                                                 $     1,170                     $     1,602
  Inventories                                                                         9,265                          12,489
  Deferred income taxes                                                              10,559                          10,559
  Other current assets                                                                1,893                           1,634
-----------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                      22,887                          26,284
PROPERTY, PLANT AND EQUIPMENT                                                       315,135                         332,918
  Less allowances for depreciation and unit closings                                131,308                         129,053
-----------------------------------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                        183,827                         203,865
GOODWILL, net of $416 and $20 accumulated amortization at
  March 31, 1999 and at June 30, 1998                                                14,184                          12,447
OTHER ASSETS                                                                         13,281                          11,264
-----------------------------------------------------------------------------------------------------------------------------
TOTAL  ASSETS                                                                   $   234,179                     $   253,860
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $    12,969                     $    18,359
  Accrued interest                                                                    1,093                             418
  Accrued salaries, benefits and related taxes                                       20,174                          24,869
  Accrued rent                                                                        5,337                           5,036
  Other accrued expenses                                                              7,062                          11,455
-----------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                 46,635                          60,137

LONG-TERM DEBT                                                                       70,085                          78,979

DEFERRED INCOME TAXES                                                                 2,017                           1,417

RESERVE FOR UNIT CLOSINGS                                                            19,090                          20,104

ACCRUED EMPLOYEE BENEFITS, less current portion                                      12,893                          12,787

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value; authorized 50,000,000 shares;
      issued and outstanding: none                                                      ---                             ---
   Common Stock, no par value, stated value $1.82 per share;
      authorized 100,000,000 shares; issued and outstanding
      10,528,368 shares at  March 31, 1999 and
      at June 30, 1998                                                               19,141                          19,141
  Additional paid-in capital                                                         18,735                          18,735
  Retained earnings                                                                  45,863                          42,810
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     83,739                          80,686
  Less treasury stock at cost:  25,000 Common Shares at
      March 31, 1999 and at June 30, 1998                                               280                             250
-----------------------------------------------------------------------------------------------------------------------------

          TOTAL SHAREHOLDERS' EQUITY                                                 83,459                          80,436
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   234,179                     $   253,860
=============================================================================================================================

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        PICCADILLY CAFETERIAS, INC.


                                                                        (Amounts in thousands -- except per share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended             Nine Months Ended
                                                                          March 31                         March 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    1999            1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 122,498       $  76,641       $ 381,809       $ 234,782
Cost and expenses:
   Cost of sales                                                       73,566          44,002         229,213         136,153
   Other operating expense                                             42,568          25,122         127,899          76,755
   General and administrative expense                                   4,249           2,969          13,219           8,689
   Interest expense                                                     1,704             576           4,969           1,699
   Other expense (income)                                                (326)           (142)           (517)           (411)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      121,761          72,527         374,783         222,885
-----------------------------------------------------------------------------------------------------------------------------------
Gain on sale of Ralph & Kacoo's                                         1,556             ---           1,556             ---
-----------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                           2,293           4,114           8,582          11,897
Provision for income taxes (benefit)                                     (505)          1,522           1,920           4,402
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                       $   2,798       $   2,592       $   6,662       $   7,495
===================================================================================================================================
Weighted average number of shares outstanding                          10,505          10,503          10,504          10,503
===================================================================================================================================
   Net income per share -- basic and assuming dilution              $     .27       $     .25       $     .63       $     .71
===================================================================================================================================
   Cash dividends per share                                         $     .12       $     .12       $     .36       $     .36
===================================================================================================================================

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            PICCADILLY CAFETERIAS, INC.

                                                                           (Amounts in thousands)
-----------------------------------------------------------------------------------------------------------
Nine Months Ended March 31                                              1999                    1998
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net income                                                       $   6,662               $   7,495
       Adjustments to reconcile net income to net cash
            Provided by operating activities:
              Depreciation and amortization                                12,863                   9,122
              Costs associated with reserved units                           (145)                   (663)
              Gain on sale of Ralph & Kacoo's                              (1,556)                    ---
              Provision for deferred income taxes                             600                     600
              Loss on sale of assets                                          362                      81
              Pension contributions in excess of expense                   (1,400)                   (950)
              Change in operating assets and liabilities                   (8,594)                  2,058
-----------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                     8,792                  17,743

INVESTING ACTIVITIES
      Net proceeds from sale of Ralph & Kacoo's                            20,473                     ---
      Acquisition of business                                              (5,697)                    ---
      Purchase of property, plant and equipment                           (10,096)                (10,243)
      Proceeds from sale of property, plant and equipment                     751                   1,860
-----------------------------------------------------------------------------------------------------------
             CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                5,431                  (8,383)

FINANCING ACTIVITIES
      Payments on long-term debt -- net                                    (8,894)                 (5,540)
      Purchases of treasury stock                                            (288)                    (33)
      Dividends paid                                                       (5,041)                 (3,787)
-----------------------------------------------------------------------------------------------------------
             NET CASH USED IN FINANCING ACTIVITIES                        (14,223)                 (9,360)
-----------------------------------------------------------------------------------------------------------

      Increase (decrease) in cash and cash equivalents                        ---                     ---
      Cash and cash equivalents at beginning of period                        ---                     ---
-----------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                        $     ---               $     ---
===========================================================================================================

   See Notes to Condensed Consolidated Financial Statements (Unaudited)

                NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          PICCADILLY CAFETERIAS, INC.
                                March 31, 1999


NOTE 1 -- FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet data for June 30, 1998 is derived from audited financial statements.

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

NOTE 2 -- SALE OF RALPH & KACOO'S

        On March 30, 1999, the Company completed the sale of the Ralph & Kacoo's seafood restaurants and related commissary business (Cajun Bayou Distributors and Management, Inc.) to Cobb Investment Company, Inc. for $21.3 million in cash, which represented a $19,500,000 sales price plus estimated working capital at March 30, 1999. During a 60-day period from March 30, 1999 the final sales price will be adjusted based on actual working capital at March 30, 1999. The Company does not expect a material change in the final sales price. The transaction resulted in a gain of $1,556,000, and a net tax benefit of $826,000.

        The tax benefit was the result of the sale of the stock of Cajun Bayou Distributors and Management, Inc. The tax basis in the stock was $6,057,000 higher than the book basis in the stock due to differences that were not classified as temporary differences under SFAS 109, and resulted in a loss on the stock sale for tax purposes when compared to the amount recorded for financial statement purposes. This tax loss on the stock sale generated a net overall tax loss on the sale of Ralph & Kacoo's.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In May 1998, the Company acquired 89% of the common stock of Morrison Restaurants, Inc. (Morrison) for $5.00 per share. The acquisition was completed on July 31, 1998 when the Company purchased the remaining outstanding Morrison shares for $5.00 per share (the Morrison Acquisition). The aggregate purchase price of the Morrison shares, including debt assumed, was approximately $57,270,000. The Morrison Acquisition was financed through a syndicated loan for which up to $125,000,000 could be borrowed. At March 31, 1999, approximately $54,915,000 was available under this facility.

1999 THIRD QUARTER COMPARED TO 1998 THIRD QUARTER

        Total   sales   increased  $45,857,000  or  59.8%,  from  1998.
Cafeteria  sales  increased  $46,561,000.   Cafeteria  sales  for  1999
include $48,748,000 of Morrison sales.

        The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the quarters ended March 31, 1999 and 1998:



                                                                                               (Sales in thousands)
                                                     1999                                1998
                                      -----------------------------------   -------------------------------- Sales
                                           Sales              Units             Sales             Units      Change
Total cafeteria sales                 $ 116,852                             $  70,291                          66.2%
Less new units                            1,259               3(A)                 62            1(A)
Less closed units                            54               2(B)              1,971            8(B)
Less Morrison units                      48,748                                   ---
                                      ---------                             ---------
Net same-store cafeteria sales        $  66,791             123             $  68,258          123             (2.1%)


(A) Includes three cafeterias opened since December 31. 1997.
(B) Includes five cafeterias and three Piccadilly Express (Associated Grocers supermarkets) units closed since December 31, 1997.


        The decrease in same-store sales of 2.1% is the result of a 3.3% decline in customer traffic combined with a 1.2% increase in customer check average.

        Beginning in the third quarter, the Company accelerated the conversion schedule for Morrison's cafeterias (the Morrison Conversions), which had a significant impact on the operating results for the Morrison's units. Thirty-two units were converted in the third quarter. Costs associated with each conversion amount to $40,000 to $45,000.

        In addition to the initial conversion costs, the Morrison's units operating efficiency has been negatively impacted by the conversion process. Food and labor costs are generally higher in units for periods subsequent to the conversion to ensure that high quality food and excellent dining room service are provided to our customers. The Company expects the units to gradually reach performance levels consistent with comparable Piccadilly units.

        During 1999 and 1998, operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 5.2% and 9.8%, respectively. Food costs as a percentage of net sales increased 0.7% as a result of inflationary pressures and the Morrison Conversions. Labor costs as a percentage of net sales increased 1.9%, reflecting higher wage rates and the Morrison Conversions. Other operating expenses as a percentage of net sales increased 2.0% as a result of higher advertising costs and the Morrison Conversions.
General and administrative expense as a percentage of net sales decreased 0.4% reflecting the elimination of some Morrison expenses. Interest expense increased $1,128,000 in 1999 reflecting the increased debt levels associated with the Morrison Acquisition. The Company's effective income tax rate is impacted by the non-deductibility of goodwill amortization, resulting in a higher rate than in the prior year. Excluding the tax benefit from the Ralph & Kacoo's sale, the Company's effective tax rate would have been 43.5% compared to 37.0% in the prior year.

NINE  MONTHS  ENDED  MARCH  31,  1999  COMPARED  TO  NINE  MONTHS ENDED
MARCH 31, 1998

        Total   sales   increased  $147,027,000  or  62.6%  from  1998.
Cafeteria sales increased $148,315,000. Cafeteria sales for 1999 include $152,783,000 of Morrison sales.

        The following table reconciles total cafeteria sales to same store cafeteria sales (units that were open for six full months in both periods) for the nine months ended March 31, 1999 and 1998.

                                                                                                  (Sales in thousands)

                                                     1999                                1998
                                      -----------------------------------   -------------------------------- Sales
                                           Sales              Units             Sales             Units      Change
Total cafeteria sales                 $ 364,126                             $ 215,810                          68.7%
Less new units                            5,176               6(A)                990            4(A)
Less closed units                         2,882               8(B)              6,891            8(B)
Less Morrison units                     152,783                                   ---
                                      ---------                             ---------
Net same-store cafeteria sales        $ 203,285             116             $ 207,929          116             (2.2%)


(A) Includes four cafeterias and two Piccadilly Express (Associated Grocers supermarkets) units opened since June 30, 1997.
(B) Includes five cafeterias and three Piccadilly Express (Associated Grocers supermarkets) units closed since June 30, 1997.

	The decrease in same-store sales of 2.2% is the net result of a 3.2% decline in customer traffic and a 1.2% increase in customer check average.

        Beginning in the third quarter, the Company accelerated the conversion schedule for Morrison's cafeterias (the Morrison Conversions), which had a significant impact on the operating results for the Morrison's units. Thirty-two units were converted in the third quarter, compared to 12 and 16 conversions in the first two fiscal quarters, respectively. Costs associated with each conversion amount to $40,000 to $45,000.

        In addition to the initial conversion costs, the Morrison's units operating efficiency has been negatively impacted by the conversion process. Food and labor costs are generally higher in units for periods subsequent to the conversion to ensure that high quality food and excellent dining room service are provided to our customers. The Company expects the units to gradually reach performance levels consistent with comparable Piccadilly units.

        During 1999 and 1998, operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 6.5% and 9.3%, respectively. Food costs as a percentage of net sales increased 0.6% due to inflationary pressures and the Morrison Conversions. Labor costs as a percentage of net sales increased 1.5% reflecting higher wage rates and the Morrison Conversions. Other operating expenses as a percentage of net sales increased 0.8% due to higher advertising costs and the Morrison Conversions. Interest expense increased $3,270,000 in 1999 reflecting the increased debt levels associated with the Morrison Acquisition. The Company's effective income tax rate is impacted by the non-deductibility of goodwill amortization, resulting in a higher rate than in the prior year. Excluding the tax benefit from the Ralph & Kacoo's sale, the Company's effective tax rate would have been 39.0% compared to 37.0% in the prior year.


        Net cash provided by operating activities was $8,792,000, reflecting a decrease of $8,951,000. Net changes in operating assets and liabilities decreased cash flow by $11,912,000 reflecting the timing of payments in the ordinary course of business and acquisition related costs, including $1,175,000 of severance costs. Current year investing activities include proceeds from the sale of Ralph & Kacoo's and a Morrison property and the payment of Morrison Acquisition related costs. Prior year investing activities include proceeds from the sale of a cafeteria, closed in November, 1996.

        The Company expects to complete the Morrison Conversions by the end of the first quarter of fiscal year 2000. Approximately 40 conversions are scheduled for the fourth quarter of fiscal year 1999 and 14 units are scheduled for the first quarter of fiscal year 2000. Funds for the Morrison Conversions will be provided by operating cash flows.


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

	During fiscal 1996, the Company began migrating its information technology (IT) from internally developed systems to commercially available products. The decision to invest in updated technology was made for a number of reasons including Year 2000 Issues. The Company has completed an assessment of its year 2000 Issues and believes that previously scheduled replacements of its IT will function properly with respect to dates in the Year 2000 and thereafter. The related projects of migrating the Company's IT and addressing Year 2000 Issues are hereinafter collectively referred to as the Year 2000 Project.

        The total cost of the Year 2000 Project is estimated to be approximately $700,000, primarily for the purchases of new software, which will be capitalized. To date, the Company has incurred and capitalized approximately $665,000 of such costs. The Company believes these costs would have been incurred notwithstanding the Year 2000 Issues.

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

	The Company believes that with conversions to new IT, Year 2000 Issues will not pose significant operational problems for its computer systems. As of March 31, 1999, the Company has completed the conversion for all systems for which Year 2000 Issues could have a material impact on the operations of the Company. The Company has no contingency plan, nor does it intend to create one, in the event that Year 2000 Issues are not fully addressed in time. The Company believes that the likelihood of such an occurrence having a material impact on the Company's operations is remote.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                        PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

        3.      (a)     Articles  of  Incorporation  of the Company, as
                        restated through March 12, 1999, filed herewith on pages 16 through 18.

                (b) By-laws of the Company, as amended and restated through March 12, 1999, filed herewith on pages 19 through 28.

	10.	(f)	Stock and Asset Purchase Agreement, dated as of
                        January  15,  1999,  by  and  among  Piccadilly
                        Cafeterias,  Inc., Piccadilly Restaurants, Inc.
                        and   Cobb   Investment  Company,  Inc.,  filed
                        herewith on pages 29 through 57.

	27.	Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PICCADILLY CAFETERIAS, INC.
                                      (Registrant)



                                      By: /s/Ronald A. LaBorde
                                          Ronald A. LaBorde
                                          President and Chief Executive
                                          Officer
                                          05/13/99


/s/ Ronald A. LaBorde                                   05/13/99
Ronald A. LaBorde, President,                             Date
Chief Executive Officer, and Director


/s/ J. Fred Johnson                                     05/13/99
J. Fred Johnson, Executive Vice President,                Date
Chief Financial Officer and Treasurer
(Principal Financial Officer)


/s/ Mark L. Mestayer                                    05/13/99
Mark L. Mestayer, Executive Vice President,               Date
Secretary  & Director of Finance
(Principal Accounting Officer)