Form 10-K
period 1999-06-30
PICCADILLY CAFETERIAS INC
filed 1999-09-28
CIK 277923

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X]  Annual  Report  Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the fiscal year ended      JUNE  30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to __________________________
Commission File Number              1-11754

                          PICCADILLY  CAFETERIAS, INC.
            (Exact name of registrant as specified in its charter)

            LOUISIANA                                        72-0604977
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

            3232 SHERWOOD FOREST BLVD., BATON ROUGE, LOUISIANA     70816
              (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code              (504) 293-9440

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 20, 1999 was $67,587,128.

The number of shares outstanding of Common Stock, without par value, as of September 20, 1999 was 10,528,368.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III.


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

      On May 28, 1998, the Company completed a $5.00 per share tender offer for all outstanding shares of Morrison Restaurants, Inc. (Morrison), acquiring approximately 89% of the outstanding shares (the Morrison Acquisition). A merger was then completed on July 31, 1998 in which the remaining Morrison shares were converted into the right to receive $5.00 per share and Morrison became a wholly-owned subsidiary of the Company. The Company believes that the acquisition of Morrison provides broader market coverage and opportunities for improved operating efficiencies.

      As of June 30, 1999, the Company has converted 99 Morrison units into Piccadilly units (the Morrison Conversions). The Company expects to complete the 13 remaining scheduled Morrison Conversions by the end of the first quarter of 2000. Eleven units will continue to operate as Morrison units for an indefinite period.

      The conversion process involves the replacement of signage and employee uniforms. Some minor renovations may be done if necessary. The most popular Morrison recipes are integrated with Piccadilly recipes to appease the loyal Morrison customers.

      At June 30, 1999, the Company operated 244 cafeterias in 17 states. Of these, 121 are in suburban malls, 26 are in suburban strip centers, and 97 are free-standing suburban locations. The Company also operates a Piccadilly Express unit in an Associated Grocer supermarket and nine Morrison's Quick-Serve restaurants, "QSR's", located primarily in mall food courts. Up to four new cafeterias are expected to be opened during the year ending June 30, 2000. The following table sets forth certain information regarding development of the Company's cafeteria chain during the five years ended June 30, 1999:

Year Ended June 30                     1999 (A)           1998 (B)           1997               1996               1995
Net sales per unit (in thousands)(C)   $ 1,920            $ 2,226            $ 2,179            $ 2,058            $ 1,990
Units opened                                --                  4                  3                  1                  5
Units closed                                15                  3                  4                  3                  3
Units open at year-end                     253                130                129                130                132
Total customer volume (in thousands)    75,653             48,786             49,483             49,629             48,098



(A)  The  average  net  sales  per  unit  for  units  acquired in the Morrison
     Acquisition was $1,613,000 while the net sales per unit for other Piccadilly cafeteria units was $2,195,000.
(B)  Fiscal 1998 data excludes the one month of operations of Morrison's.
(C) Excludes sales from Piccadilly Express units and QSR's. Excludes cafeterias opened or closed during period.


   On March 30, 1999, the Company completed the sale of the Ralph & Kacoo's seafood restaurants and related commissary business (Cajun Bayou Distributors and Management, Inc.) to Cobb Investment Company, Inc. for $21,314,000 in cash. The Company believes that the sale will allow the Company to focus on its core business, the operation of the company-owned cafeterias. The following table sets forth certain information regarding the Ralph & Kacoo's seafood restaurants in Alabama, Louisiana and Mississippi.


Year Ended June 30                      1999 (A)        1998           1997           1996           1995
Net sales per unit (in thousands)(B)   $2,759          $3,509         $3,428         $3,394         $3,394
Units opened                                0               0              0              0              1
Units closed                                1               0              1              0              0
Units open at year-end                      0               7              7              8              8


(A)  Includes sales through March 30, 1999.
(B)  Excludes restaurants opened or closed during period.


      Although the Company's operations are primarily in the southeast and mid-Atlantic regions of the United States, the Company does not consider its growth to be limited to such areas. Piccadilly evaluates numerous potential expansion locations, focusing on demographic data such as population densities, population profiles, income levels, traffic counts, as well as the extent of competition. The number of new cafeterias and restaurants that the Company can open depends upon its ability to secure appropriate locations, generate necessary financial resources, and develop personnel for expansion.

CAFETERIA OPERATIONS

      The Company's traditional cafeterias, including those acquired in the Morrison acquisition, seat from 250 to 450 customers each. During 1997, the Company completed the design of a new cafeteria prototype. The prototype has approximately 6,000 square feet compared to the Company's 10,000 square feet traditional cafeteria and seats from 165 to 200 customers. This smaller cafeteria allows the Company to access a broader range of markets at a lower investment cost.

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

      Like most industry participants, the Company purchases foodstuffs in small quantities from local and regional suppliers in order to better assure freshness. As a result, inventory is kept relatively low; average food inventory at June 30, 1999 was $13,500 per cafeteria.

      Each cafeteria, express unit, and QSR is operated as a separate unit under the control of a manager and associate manager who have responsibility for virtually all aspects of the unit's business, including purchasing, food preparation, and employee matters. Twenty-one district managers, under the supervision of one general manager, and the chief executive officer oversee and regularly inspect cafeteria operations. The Company employed approximately 13,200 persons at June 30, 1999, of whom all but 99 corporate headquarters employees worked at Piccadilly's 255 units.

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

ITEM 2.  PROPERTIES

      All but 29 of the cafeterias, express and QSR units operated by the Company at June 30, 1999, were operated on premises held under long-term leases with differing provisions and expiration dates. The 29 cafeterias and restaurants not operated on premises held under long-term leases are owned. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Most leases contain provisions permitting the Company to renew for one or more specified terms. These leases are scheduled to expire, exclusive of renewal provisions, as follows:

   Five-year periods        Units           Units
     ending June 30        Operating        Closed
 2004                     144                  13
 2009                      62                   7
 2014                      14                   4
 2019                       5                 ---
 Total                    225                  24

      Reference is made to Note 6 of the Notes to Consolidated Financial Statements for certain additional information regarding the Company's leases.

      The Company's maintenance program provides for remodels of existing properties generally on ten-year cycles. All equipment is maintained and modernized as necessary to maintain appearance and utility. The list below provides a general geographic review of the locations of the Company's operations at June 30, 1999:

                                                    Piccadilly
State                   Cafeterias               Express & QSR's
Alabama                        22
Arizona                         2
Florida                        64
Georgia                        37                       2
Kansas                          1
Kentucky                        5
Louisiana                      31                       1
Maryland                        2                       2
Mississippi                    11                       1
Missouri                        3
North Carolina                  6
Oklahoma                        3
South Carolina                  9
Tennessee                      16                       1
Texas                          16
Virginia                       15                       3
West Virginia                   1

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

W.  Scott  Bozzell, Vice President and Controller, age 36,  has  held  such
positions since  July  1996.   From  May  1992  to  July  1996  he was Vice
President  and  Assistant  Controller.

Robert E. Brown, Executive Vice President and Director of Operations, age 47, has held such positions since September 1998. From March 1996 to September 1998 he was Divisional Vice President with Morrison Restaurants, Inc. Prior to March 1996 he served in various capacities with Morrison predecessor companies as District Manager.

Frederick E. Fuchs Jr., Executive Vice President and Director of Real Estate, age 52, has held such positions since June 1986.

Jere W. Goldsmith Jr., Executive Vice President and Director of Training, age 53, has held such positions since July 1995. Mr. Goldsmith previously served in this capacity from May 1987 to February 1992. From February 1992 to July 1995 he was Executive Vice President and Region Manager.

J. Fred Johnson, age 48, Executive Vice President, Secretary and Treasurer, has held such positions since September 1999. From November 1995 through September 1999, he was Executive Vice President, Treasurer and Chief
Financial Officer. From August 1985 through October 1995, he was with Graphic Industries, Inc., a printing company, in various capacities, including Chief Financial Officer and Treasurer.

Ronald A.  LaBorde, age 43, President and Chief Executive Officer, has held
such positions  since  June  1995.   From  January  1992 to May 1995 he was
Executive Vice President, Treasurer and Chief Financial  Officer.

D. Thomas Landry, Executive Vice President and Director of Maintenance, Construction and Design, age 47, has held such positions since May 1992.

Mark L. Mestayer, Executive Vice President and Chief Financial Officer, age 41, has held such positions since September 1999. From July 1996 to September 1999, he was Executive Vice President, Secretary and Director of Finance. From January 1992 to July 1996, he was Executive Vice President, Secretary and Controller.

Joseph S. Polito, Executive Vice President and General Manager, age 57, has
held such positions since  July  1995.   From October 1992 to July 1995, he
was  Executive  Vice President and Director  of  Training.

Patrick R. Prudhomme, Executive Vice President and Region Manager, age 49, has held such positions since September 1998. From February 1992 to September 1998, he was Executive Vice President and Region Manager.

C. Warriner Siddle, Executive  Vice  President and Director of Development,
age 48, has held such positions since  July  1995.   From  February 1992 to
July 1995 he was Executive Vice President and Region Manager.

Donovan  B.  Touchet,  Executive  Vice  President  and  Director  of   Data
Processing, age 50, has held such positions since June 1988.

Brian   G.   Von   Gruben,   Executive   Vice  President  and  Director  of
Administrative Services, age 51, has held such positions since May 1987.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information regarding Common Stock market prices and dividends, on the inside cover of the Annual Shareholders Report for the year ended June 30, 1999, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Selected and Other Financial Data", on page 11 of the Annual Shareholders Report for the year ended June 30, 1999, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 12 through 15 of the Annual Shareholders Report for the year ended June 30, 1999, is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company  is  exposed  to  market  risks related to interest rates as a result of the variable interest rates on its $100,000,000 credit arrangement, where the Company's earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company's credit arrangement were to increase by 1% from the rate at June 30, 1999 and (ii) the Company borrowed the maximum amount available under its senior credit agreement ($100.0 million) for all of 2000, solely as a result of the increase in interest rates, then the Company's interest expense would increase resulting in a $630,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data, included on pages 16 through 29 of the Annual Shareholders Report for the year ended June 30, 1999, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 1999 and 1998
Consolidated statements of income for the fiscal years ended June 30,
      1999, 1998 and 1997
Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30, 1999, 1998 and 1997
Consolidated statements of cash flows for the fiscal years ended June
      30, 1999, 1998 and 1997
Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A relating to its 1999 annual meeting and involving the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 1999:



                                                                                   ANNUAL SHAREHOLDERS
                                     DESCRIPTION                                       REPORT PAGE
            Consolidated balance sheets as of June 30, 1999 and 1998                          16
            Consolidated  statements  of income for the fiscal years ended June
                  30, 1999, 1998 and 1997                                                     17
            Consolidated  statements of changes in shareholders' equity for the
                  fiscal years ended June 30, 1999, 1998 and 1997                             17
            Consolidated statements  of  cash  flows for the fiscal years ended
                  June 30, 1999, 1998 and 1997                                                18
            Notes to consolidated financial statements                                     19-29
            Report of independent auditors                                                    30

      (2) Schedule - The following consolidated schedule and information is included in this annual report on Form 10-K on the pages indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




                                                                                        FORM 10-K
                                     DESCRIPTION                                          PAGE
            Schedule II-Valuation and qualifying accounts                                     10

      (3)  Listing of Exhibits - See sub-section (c) below.

(b)   Reports on Form 8-K: None.

(c)   EXHIBITS

2. Plan and Agreement of Merger dated April 22, 1998, among Piccadilly, Purchaser and Morrison. (1)

3.    (a)   Articles of Incorporation  of  the  Company,  restated  through
            March 2, 1999 (2).

      (b) By-laws of the Company, as amended and restated through March 12, 1999 (2).

10.   (a)   Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive
            Compensation Plan (3).

      (b) Form of Management Continuity Agreement, effective March 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Bozzell, Fuchs, Goldsmith, Johnson (November 16, 1995), Landry, Listen, Mestayer, Polito, Prudhomme, Siddle, Touchet, and Von Gruben (4).

      (c) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Francis (September 25, 1995), Guyton (July 1, 1996), Murrill, Redman (September 25, 1995), Simmons and Smith (4).

      (d) $125,000,000 Credit Agreement dated as of June 24, 1998 and First Amendment to Credit Agreement dated July 31, 1998 (5).

      (e) Second Amendment to Credit Agreement dated October 30, 1998 filed herewith on pages 12 through 20.

      (f) Third Amendment to Credit Agreement dated June 28,1999 filed herewith on pages 20 through 28.

      (g) Stock and Asset Purchase Agreement, dated as of January 15, 1999, by and among Piccadilly Cafeterias, Inc., Piccadilly Restaurants, Inc. and Cobb Investment Company, Inc. (2)

13. Select portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, filed herewith on pages 28 through 51.

21.   List of Subsidiaries of the Registrant

23.   Consent of Independent Auditors

27.   Financial Data Schedule.



(1) Incorporated by reference from Exhibit (c) (1) to the Company's Schedule 14D-1 dated April 29, 1998.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference from Appendix A of the Company's definitive Proxy Statement filed with the Commission on September 23, 1998.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PICCADILLY CAFETERIAS,INC.
                                          (Registrant)


                                          By:/S/ RONALD A. LABORDE

                                             Ronald A. LaBorde
                                             President and Chief Executive
                                             Officer

                                          Date: SEPTEMBER 27, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Norman C. Frances                         9/23/99           /s/  Dale E. Redman                          9/22/99
Norman C. Frances, Director                     Date             Dale E. Redman, Director                      Date

/s/  Robert P. Guyton                          9/23/99           /s/  Christel C. Slaughter                   9/22/99
Robert P. Guyton, Director                      Date             Christel C. Slaughter, Director               Date

/s/  Ronald A. LaBorde                         9/27/99           /s/  Edward M. Simmons, Sr.                  9/23/99
Ronald A. LaBorde, President,                   Date             Edward M. Simmons, Sr., Director              Date
Chief Executive Officer and Director

/s/  Paul W. Murrill                           9/27/99           /s/  C. Ray Smith                            9/23/99
Paul  W.  Murrill,  Chairman of the  Board      Date             C. Ray Smith, Director                        Date

                                                                 /s/  Mark L. Mestayer                        9/22/99
Ralph Erben, Director                           Date             Mark L. Mestayer                              Date
                                                                 Executive Vice President and
                                                                 and Chief Financial Officer
                                                                 (Principal Financial Officer)

/s/  W. Scott Bozzell                          9/22/99
W. Scott Bozzell,                               Date
Vice President and Controller
(Principal Accounting Officer)


                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  COL. A                      COL. B                   COL. C                    COL. D             COL. E
                                                                      ADDITIONS

                                             Balance at            (1)               (2)
                                            Beginning of    Charged to costs  Charged to Other      Deduction--       Balance at
               Description                     Period         and expenses    Accounts-Describe      Describe        End of Period
Reserves for Unit Closings:

Year ended June 30, 1999:
  Property, plant & equipment allowance     $   1,927,511     $                                    $    451,696(A)    $   1,475,815
  Current liability
  Long-term liability                          20,104,102        1,350,000        (6,777,231)(B)      1,983,678(A)       12,693,193
                                            -------------     ------------      ------------       ------------       -------------
                                            $  22,031,613     $  1,350,000      $ (6,777,231)      $  2,435,374       $  14,169,008
                                            =============     ============      ============       ============       =============
Year ended June 30, 1998:
  Property, plant & equipment allowance     $   2,046,488     $    939,000                         $  1,057,977(A)    $   1,927,511
  Current liability                                   ---                                                                       ---
  Long-term liability                           2,774,941        2,514,000        16,466,339(B)       1,651,178(A)       20,104,102
                                            -------------     ------------      ------------       ------------       -------------
                                            $   4,821,429     $  3,453,000      $ 16,466,339       $  2,709,155       $  22,031,613
                                            =============     ============      ============       ============       =============
Year ended June 30, 1997:
  Property, plant & equipment allowance     $   4,407,472                                          $  2,360,984(A)    $   2,046,488
  Current liability                               347,496                                               347,496(A)              ---
  Long-term liability                           5,049,509                                             2,274,568(A)        2,774,941
                                            -------------                                          ------------       -------------
                                            $   9,804,477                                          $  4,983,048       $   4,821,429
                                            =============                                          ============       =============

(A) Deductions are for the write-off of certain property, plant and equipment relating to units closed and for the payment of other obligations (primarily rent) for those units closed and for those units for which a provision for unit closing was recorded during the years ended June 30, 1992, 1997 and 1999. During 1997, the Company reduced its accrued liability for rental and other occupancy costs associated with these properties by $600,000 as a result of a favorable change in management's estimate of future sublease income.

(B) Represents reserves for Morrison units which were recorded as part of the allocation of purchase price.