Form 10-Q
period 1999-09-30
PICCADILLY CAFETERIAS INC
filed 1999-11-15
CIK 277923

FORM 10-Q
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended SEPTEMBER 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from _____________ to ______________

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

The number of shares outstanding of Common Stock, without par value, as of November 1, 1999 was 10,528,368.

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.



                                                        (AMOUNTS IN THOUSANDS)
BALANCES AT                                             SEPTEMBER 30    June 30
                                                           1999           1999
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                           $  1,183    $  1,970
  Inventories                                               12,588      12,595
  Deferred income taxes                                     11,316      11,216
  Recoverable income taxes                                   4,718       5,578
  Other current assets                                         714         888
                                                          --------    --------
           TOTAL CURRENT ASSETS                             30,519      32,247
PROPERTY, PLANT AND EQUIPMENT                              307,443     310,285
  Less allowances for depreciation and unit closings       133,183     134,035
                                                          --------    --------
           NET PROPERTY, PLANT AND EQUIPMENT               174,260     176,250
GOODWILL, net of $601,000 and $532,000 accumulated
 amortization at September 30, 1999 and at June 30, 1999    12,913      12,982
OTHER ASSETS                                                11,057      11,460
                                                          --------    --------
TOTAL ASSETS                                              $228,749    $232,939
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                       $ 76,825    $    ---
  Accounts payable                                          16,906      18,612
  Accrued interest                                             293         275
  Accrued salaries, benefits and related taxes              23,085      22,824
  Accrued rent                                               5,186       5,183
  Other accrued expenses                                     4,516       6,267
                                                          --------    --------
           TOTAL CURRENT LIABILITIES                       126,811      53,161

LONG-TERM DEBT, less current portion                           ---      74,226

DEFERRED INCOME TAXES                                        4,042       3,992

RESERVE FOR UNIT CLOSINGS                                   11,787      12,693

ACCRUED EMPLOYEE BENEFITS, less current portion              9,583       9,465

SHAREHOLDERS' EQUITY
   Preferred  Stock, no par value; authorized 50,000,000
      shares; issued and outstanding: none                     ---         ---
   Common  Stock,  no par value, stated value $1.82 per
      share; authorized 100,000,000 shares; issued  and
      outstanding 10,528,368 shares at September 30, 1999
      and at June 30, 1999                                  19,141      19,141
  Additional paid-in capital                                18,735      18,735
  Retained earnings                                         38,926      41,804
                                                          --------    --------
                                                            76,802      79,680
  Less treasury stock at cost:  25,000 Common Shares at
      September 30, 1999 and at June 30, 1999                  276         278
                                                          --------    --------
          TOTAL SHAREHOLDERS' EQUITY                        76,526      79,402
                                                          --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $228,749    $232,939
                                                          ========    ========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.


                                        (AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)
THREE MONTHS ENDED SEPTEMBER 30                             1999           1998
Net sales                                                 $114,126      $128,935
Cost and expenses:
   Cost of sales                                            68,765        77,003
   Other operating expense                                  42,588        42,599
   General and administrative expense                        4,002         4,579
   Interest expense                                          1,420         1,679
   Other expense (income)                                     (136)            1
                                                          --------      --------
                                                           116,639       125,861
                                                          --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                           (2,513)        3,074
Provision for income taxes (benefit)                          (901)        1,186
                                                          --------      --------
   NET INCOME (LOSS)                                      $ (1,612)     $  1,888
                                                          ========      ========
Weighted average number of shares outstanding               10,503        10,505
   Net income (loss) per share - basic and diluted        $   (.15)     $    .18
                                                          ========      ========
   Cash dividends per share                               $    .12      $    .12
                                                          ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.

                                                          (AMOUNTS IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30                             1999          1998
Operating Activities
       Net income (loss)                                   $ (1,612)    $  1,888
       Adjustments to reconcile net income (loss)to net
            cash provided by operating activities:
              Depreciation and amortization                   4,115        4,567
              Costs associated with reserved units             (906)        (114)
              Provision for deferred income taxes               150          300
              Loss on sale of assets                             60           67
              Pension expense -- net of contributions           243       (2,133)
              Change in operating assets and liabilities      1,622       (6,155)
                                                           --------     --------
              NET CASH PROVIDED (USED) BY OPERATING
               ACTIVITIES                                     3,672       (1,580)

INVESTING ACTIVITIES
      Acquisition of business                                   ---       (6,143)
      Purchase of property, plant and equipment              (4,206)      (1,839)
      Proceeds from sale of property, plant and equipment     1,875           14
                                                           --------     --------
              NET CASH USED BY INVESTING ACTIVITIES          (2,331)      (7,968)

FINANCING ACTIVITIES
      Proceeds from long-term debt - net                      2,599       11,036
      Treasury stock transactions - net                           2         (228)
      Dividends paid                                         (1,260)      (1,260)
                                                           --------     --------
              NET CASH PROVIDED (USED) BY FINANCING
               ACTIVITIES                                    (1,341)       9,548
                                                           --------     --------

      Increase (decrease) in cash and cash equivalents          ---          ---
      Cash and cash equivalents at beginning of period          ---          ---
                                                           --------     --------
      Cash and cash equivalents at end of period           $    ---     $    ---
                                                           ========     ========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.
                            September 30, 1999


NOTE 1: BASIS OF PRESENTATION

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

NOTE 2: DEBT

     The Company has a credit facility totaling $100,000,000 with a syndicated group of banks maturing June 22, 2001. The credit facility contains covenants that limit the level of the Company's funded debt and require minimum coverage of fixed charges, among others. As of September 30, 1999 and as a direct result of the Company's operating performance for the twelve months then ended, the Company was not in compliance with the two aforementioned covenants of the credit facility. The Company and its lenders are negotiating the revision of the credit facility such that the Company would be in compliance with all covenants as of September 30, 1999. Although management believes that its negotiations with the lenders has been successfully concluded, the necessary conforming amendments to the credit facility were not completed and executed as of the date of this filing. Accordingly, the Company has classified its outstanding borrowings under this facility as current.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000 FIRST QUARTER COMPARED TO FISCAL 1999 FIRST QUARTER

     In May 1998, the Company acquired 89% of the common stock of Morrison Restaurants, Inc. (Morrison) for $5.00 per share. The merger was completed on July 31, 1998 when the Company purchased the remaining outstanding Morrison shares for $5.00 per share (the Morrison Acquisition). The aggregate purchase price of the Morrison shares, including debt assumed of $9,588,000, was approximately $57,270,000. A $100,000,000 credit facility with a syndicated bank group was established to finance the Morrison Acquisition, refinance existing Piccadilly and Morrison debt, and provide additional availability as may be required for unit growth.

     Beginning in the quarter ended March 31, 1999, the Company accelerated the conversion of Morrison units to Piccadilly-style units (the Morrison Conversions). At September 30, 1999 and 1998, the Company had completed 112 and 12 Morrison Conversions, respectively. At September 30, 1999 there were 11 Morrison units not converted. Three of these units will continue to operate as a Morrison cafeteria. The Company is in varying stages of lease renewal negotiations regarding the remaining eight of these units and the timing of conversion of these units to Piccadilly-style units is uncertain. The discussion below refers to both the converted and unconverted Morrison units.

     Net sales decreased $14,809,000, or 11.5%, from 1998. A portion of the decrease is attributable to the Company's sale of Ralph & Kacoo's on March 30, 1999. Net sales of $5,973,000 from the Ralph & Kacoo's operations are included in the three-month period ended September 30, 1998. Otherwise, cafeteria sales decreased $8,836,000, of which $6,839,000 relates to Morrison units. The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the quarters ended September 30, 1999 and 1998:



                          (DOLLARS IN THOUSANDS)
                                            1999                 1998           Sales
                                      ---------------       ---------------     Change
                                      Sales     Units       Sales     Units
                                      --------  -----       --------  -----     -----
Total cafeteria sales                 $112,896    235       $121,791    241     -7.3%
Less new units                           1,468      4 (A)        ---    ---
Less closed units                        1,576     14 (B)      5,036     24
                                      --------  -----       --------  -----
     Net same-store cafeteria sales   $109,852    217       $116,755    217     -5.9%
                                      ========  =====       ========  =====


     (A) Cafeterias opened since June 30, 1998.
     (B) Cafeterias closed since June 30, 1998.


     The total decrease in same-store sales of 5.9% reflects a 2.8% decline in same-store sales at Piccadilly units and a 10.3% same-store sales decline at Morrison units. The Piccadilly decline is the net result of a 5.9% decline in same-store customer traffic and a 3.3% increase in check average. Piccadilly same-store customer traffic began trending downward in 1997. The Company attributes these declines to general patterns of customer traffic declines being generally experienced in the family-dining sector of the restaurant industry. The Morrison decline is the combined result of an 8.8% decline in same-store customer traffic and a decrease in check average of 1.8%. Piccadilly and Morrison units implemented price increases of approximately 4% and 2%, respectively, on July 1, 1999.

       On  the  whole, the Morrison Conversions have  adversely  affected customer traffic. While several Morrison units increased customer traffic immediately following the conversion to Piccadilly-style units, most units suffered customer count declines, and in some markets, these declines were significant. The largest declines for Morrison Conversions are in Florida comprising approximately 34% of Morrison units. The Company attributes these declines to an adverse reaction to the Morrison Conversions by a segment of loyal Morrison customers, resistance to change, confusion as to pricing of bundled meals, and differences in menu offerings.

     Management of the Company believes that it will continue to report lower customer counts and same-store sales for the remainder of the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

     To address these concerns, the Company began an advertising program targeting the Tampa, Florida area that encompasses 14 units, 9 of which are Morrison units. The advertising program seeks to build sales by addressing customer concerns over price. The program began the end of the first quarter. The Company anticipates executing a program with similar emphasis in the West Palm Beach, Florida area in the second quarter. The Company previously launched a company-wide branding campaign in the first half of calendar year 1999 to build brand awareness and encourage additional customer traffic. The immediate impact on customer traffic, while positive, has not changed sales trends materially and the Company has suspended that campaign.

     Unless the Company experiences additional erosion in net sales, it believes that it will remain in compliance with the terms of its amended credit facility. However, it is possible that any continuing erosion of customer traffic at individual units could result in the closing of such units and additional non-cash charges under SFAS 121, including impairment charges related to goodwill.

     During the first quarters of fiscal 2000 and 1999, consolidated operating income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 2.4% and 7.2%, respectively. The following table illustrates operating income, cost of sales (food and labor costs), and other operating expenses as a percentage of net sales for the comparative periods.





Three months ended                         Piccadilly               Morrison
September 30                         ---------------------   ---------------------
                                     1999    1998   Change   1999    1998   Change
                                     ---------------------   ---------------------
Food costs                           26.5%   27.6%   -1.1%   29.3%   28.1%    1.2%

Labor costs                          30.2%   31.3%   -1.1%   36.6%   32.6%    4.0%

Other operating expenses             35.5%   33.0%    2.5%   40.2%   33.7%    6.5%

Operating income                      7.8%    8.1%   -0.3%   -6.2%    5.6%  -11.8%


     Food costs as a percentage of net sales improved at Piccadilly units primarily as a result of the July 1999 price increase. Food costs as a percentage of net sales increased in Morrison units primarily due to efficiency issues following the conversion to Piccadilly-style units.

        Labor costs as a percentage of net sales improved at Piccadilly units as a result of 1) the price increase implemented in July 1999 and
2) lower wages per hour resulting from the Company's tip-wage program. The tip-wage program was implemented in the fourth quarter of fiscal 1999. Labor cost as a percentage of net sales is higher in the Morrison units as a result of 1) lower year over year unit volumes and 2) higher labor costs from increases to management staffing.

      The U.S. Congress is considering proposals to increase the federal minimum wage. An increase in the federal minimum wage would have an adverse effect on the Company's operating costs. Historically, the Company has absorbed minimum wage increases through price increases. The Company operates in a highly competitive industry and may be unable to transfer all or a portion of such higher operating costs to its customers.

     Other operating expense as a percentage of net sales was higher at both Piccadilly and Morrison units primarily because of higher levels of advertising expenditures combined with lower unit sales volumes than a year ago. The branding campaign previously discussed was stopped near the end of the first quarter of fiscal 2000. Total advertising expenditures during that quarter were 1.8% compared to 0.7% in the comparable prior year period.

     General and administrative expense decreased $577,000. The sale of Ralph & Kacoo's accounts for approximately half of that decrease. The remaining decrease is attributable to Morrison merger synergies. Interest expense decreased $259,000 reflecting lower debt levels than a year ago. See Note 2 to the Condensed Consolidated Financial Statements regarding the Company's amended credit facility and its impact on interest expense.

      Net cash provided by operating activities increased $2,752,000 over the prior year, net of pension contributions, reflecting the timing of payments in the ordinary course of business. Operating activities in the prior year included a $2,500,000 pension contribution while no pension contribution was required in fiscal 2000. Current year investing activities include the sales of a Morrison property in Peachtree City, Georgia and two Piccadilly units in Phoenix and Mesa, Arizona.


LIQUIDITY AND CAPITAL RESOURCES

     As noted earlier, on November 15, 1999, the Company and its lenders had concluded negotiations to amend the $100,000,000 credit facility to revise certain financial covenants effective September 30, 1999, but the necessary conforming amendments to the credit facility had not been completed or executed. Management is confident that a revised credit facility will be executed following which the $76,825,000 classified as "Current portion of long-term debt" in the Company's Condensed Balance Sheets would be reclassified as "Long-term debt".

     With the revised credit facility not yet in place on November 15, 1999, the Company's Board of Directors has not yet declared its regular quarterly cash dividend for the second quarter. The Board, upon the execution of the revised credit facility in the form that was negotiated, intends to declare a quarterly cash dividend of $0.12 per share, payable January 4, 2000 to stockholders of record on December 3, 1999. The Company's ability to continue paying dividends will be determined by future operating performance.

     Management believes that its cash from operations, together with remaining credit available under the amended facility, will be sufficient to provide for the Company's operational needs for the foreseeable future. At September 30, 1999, approximately $23,175,000 would have been available under the amended facility.

YEAR 2000 IMPACT

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive code that treat a date ending in "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions, including, among other things, a temporary inability to process transactions, process reports, or engage in similar normal business activities (Year 2000 Issues).

     During fiscal 1996, the Company began migrating its information technology (IT) from internally developed systems to commercially available products. The decision to invest in updated technology was made for a number of reasons including Year 2000 Issues. The Company has completed an assessment of its year 2000 Issues and believes that the IT replacements and upgrades function properly with respect to dates in the Year 2000 and thereafter. The related projects of migrating the Company's IT and addressing Year 2000 issues are hereinafter collectively referred to as the Year 2000 Project.

     The total cost of the Year 2000 Project was approximately $725,000, primarily for the purchases of new software, which was capitalized. The Company believes these costs would have been incurred notwithstanding the Year 2000 Issues.

     The majority of the Company's purchases are for food and supplies. Although the Company is not dependent on any one vendor for these items, and therefore, does not believe that there exist any material third party risks with respect to Year 2000 Issues, the Company does purchase a substantial portion of its food and supplies from a single vendor. A disruption caused by Year 2000 Issues could have the result of necessitating purchase of food and supplies from alternate suppliers, thereby causing the Company to temporarily suffer diminished benefit of its purchasing power.

     With respect to the Morrison Acquisition, The Company has absorbed the IT requirements of Morrison into the Company's systems during fiscal 1999. No additional Year 2000 Issues are anticipated as a result of the Morrison Acquisition.

     The Company believes that with conversions to new IT, Year 2000 Issues will not pose significant operational problems for its computer systems. As of September 30, 1999, the Company has completed the conversion for all systems for which Year 2000 Issues could have a material impact on the operations of the Company.

       The Company has no contingency plan, nor does it intend to create one, in the event that Year 2000 Issues are not fully addressed in time. The Company believes that the likelihood of such an occurrence having a material impact on the Company's operations is remote.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels of existing units, other capital expenditures, the financing thereof, and disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, including the Company's credit facility, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to changes in short-term interest rates related to its $100,000,000 credit arrangement. If the variable rates on the Company's credit arrangement were to increase by 1% from the rate at September 30, 1999 and the Company had borrowed the maximum amount available under its senior credit facility ($100.0 million) for the remaining three quarters of fiscal 2000, then, solely as a result of the increase in interest rates, the Company's interest expense would increase resulting in a $472,500 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes in such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.


                       PART II -- Other Information

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

          3.1 Articles of Incorporation of the Company, restated through March 2, 1999(1).

          3.2 By-laws of the Company, as restated through March 12, 1999(1).

          27   Financial Data Schedule

(b)  Reports on Form 8-K -- None.


**FOOTNOTES**

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PICCADILLY CAFETERIAS, INC.
                                   (Registrant)



                                   BY:/S/RONALD A. LABORDE
                                        Ronald A. LaBorde
                                        President and Chief  Executive
                                        Officer
                                           11/15/99


/s/ Ronald A. LaBorde                                              11/15/99
Ronald A. LaBorde, President, Chief Executive Officer,               Date
and Director

/s/ Mark L. Mestayer                                               11/15/99
Mark L. Mestayer, Executive Vice President and Chief Financial       Date
Officer (Principal Financial Officer)

/s/ W. Scott Bozzell                                               11/15/99
W. Scott Bozzell, Executive Vice President and Controller            Date
(Principal Accounting Officer)