Form 10-Q
period 1999-12-31
PICCADILLY CAFETERIAS INC
filed 2000-02-14
CIK 277923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number:            1-11754

                         PICCADILLY CAFETERIAS, INC.
         (Exact name of registrant as specified in its charter)

          LOUISIANA                          72-0604977
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)          Identification No.)

     3232 SHERWOOD FOREST BLVD., BATON ROUGE, LOUISIANA    70816
          (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (225)293-9440

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

The number of shares outstanding of Common Stock, without par value, as of February 4, 2000, was 10,528,368.

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.



                                               (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

BALANCES AT                                                     DECEMBER 31     June 30
                                                                   1999          1999
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                                 $   1,365       $   1,970
  Inventories                                                      12,808          12,595
  Recoverable income taxes                                            810           5,578
  Deferred income taxes                                            11,356          11,216
  Other current assets                                                861             888
                                                                ---------       ---------
           TOTAL CURRENT ASSETS                                    27,200          32,247
PROPERTY, PLANT AND EQUIPMENT                                     308,684         310,285
  Less allowances for depreciation and unit closings              137,064         134,035
                                                                ---------       ---------
           NET PROPERTY, PLANT AND EQUIPMENT                      171,620         176,250
GOODWILL, net of $713,000 and $532,000 accumulated
 amortization at                                                   12,799          12,982
  December 31, 1999 and at June 30, 1999
OTHER ASSETS                                                       10,629          11,460
                                                                ---------       ---------
TOTAL ASSETS                                                    $ 222,248       $ 232,939
                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $  14,712       $  18,612
  Accrued interest                                                    408             275
  Accrued salaries, benefits and related taxes                     22,943          22,824
  Accrued rent                                                      5,297           5,183
  Other accrued expenses                                            4,598           6,267
                                                                ---------       ---------
           TOTAL CURRENT LIABILITIES                               47,958          53,161

LONG-TERM DEBT                                                     73,000          74,226

DEFERRED INCOME TAXES                                               4,192           3,992

RESERVE FOR UNIT CLOSINGS                                          11,132          12,693

ACCRUED EMPLOYEE BENEFITS, less current portion                     9,230           9,465

SHAREHOLDERS' EQUITY
   Preferred  Stock,  no par value; authorized 50,000,000
    shares; issued and outstanding: none                              ---             ---
   Common  Stock,  no  par value, stated value $1.82 per
    share; authorized 100,000,000 shares; issued  and
    outstanding 10,528,368 shares at December 31, 1999 and
    at June 30, 1999                                               19,141          19,141
  Additional paid-in capital                                       18,735          18,735
  Retained earnings                                                39,136          41,804
                                                                ---------       ---------
                                                                   77,012          79,680
  Less treasury stock at cost:  25,000 Common Shares at
      December 31, 1999 and at June 30, 1999                          276             278
                                                                ---------       ---------
          TOTAL SHAREHOLDERS' EQUITY                               76,736          79,402
                                                                ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 222,248       $ 232,939
                                                                =========       =========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.



                                                    (AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)
                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    DECEMBER 31                      DECEMBER 31

                                                1999            1998            1999            1998
Net sales                                       $116,368        $130,376        $230,494        $259,311
Cost and expenses:
   Cost of sales                                  68,428          78,644         137,193         155,647

   Other operating expense                        40,354          42,732          82,942          85,331
   General and administrative expense              3,927           4,391           7,929           8,970
   Interest expense                                1,639           1,586           3,059           3,265
   Other expense (income)                           (387)           (192)           (523)           (191)
                                                --------        --------        --------        --------
                                                 113,961         127,161         230,600         253,022
                                                --------        --------        --------        --------
   INCOME (LOSS) BEFORE INCOME TAXES               2,407           3,215            (106)          6,289
Provision for income taxes                           932           1,239              31           2,425
                                                --------        --------        --------        --------
   NET INCOME (LOSS)                            $  1,475        $  1,976        $   (137)       $  3,864
                                                ========        ========        ========        ========
Weighted average number of shares
 outstanding                                      10,503          10,503          10,503          10,504
                                                ========        ========        ========        ========
   Net income (loss) per share - basic and
    diluted                                     $    .14        $    .19        $   (.01)       $    .37
                                                ========        ========        ========        ========
   Cash dividends per share                     $    .12        $    .12        $    .24        $    .24
                                                ========        ========        ========        ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.

                                                                (AMOUNTS IN THOUSANDS)
SIX MONTHS ENDED DECEMBER 31                                    1999            1998
OPERATING ACTIVITIES
       Net income (loss)                                        $   (137)       $  3,864
       Adjustments to reconcile net income to net cash
            Provided by operating activities:
              Depreciation and amortization                        8,334           9,079
              Costs associated with closed units                  (1,390)           (244)
              Provision for deferred income taxes                     60             600
              Loss on sale of assets                                 102             175
              Pension expense, net of contributions                  577          (1,767)
             Change in operating assets and liabilities              109          (3,471)
                                                                --------        --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES             7,655           8,236

INVESTING ACTIVITIES
      Acquisition of business                                        ---          (6,802)
      Purchases of property, plant and equipment                  (5,798)         (5,622)
      Proceeds from sales of property, plant and equipment         1,888              16
                                                                --------        --------
            CASH USED IN INVESTING ACTIVITIES                     (3,910)        (12,408)

FINANCING ACTIVITIES
      Proceeds from (payments on) long-term debt - net            (1,226)          6,921
      Treasury stock transactions - net                                2            (228)
      Dividends paid                                              (2,521)         (2,521)
                                                                --------        --------
            NET CASH USED IN FINANCING ACTIVITIES                 (3,745)          4,172
                                                                --------        --------

      Increase (decrease) in cash and cash equivalents               ---             ---
      Cash and cash equivalents at beginning of period               ---             ---
                                                                --------        --------
      Cash and cash equivalents at end of period                $    ---        $    ---
                                                                ========        ========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            NOTE TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.
                             December 31, 1999


NOTE 1:  BASIS OF PRESENTATIONS

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

NOTE 2:  LONG-TERM DEBT

     The Company has a credit facility with a syndicated group of banks maturing on June 22, 2001. As reported in the Company's Report on Form 8-K dated November 18, 1999, the Company and its lenders amended the credit facility to revise certain financial covenants effective September 30, 1999, such that the Company was in compliance with all covenants as of September 30, 1999. The Company is in compliance with all covenants as of December 31, 1999.

     The financial covenants, as amended, are designed to correlate with the Company's projected performance over the remaining term of the credit facility. Negative variance from projected performance with respect to sales, operating performance, or other unforeseen matters may cause the Company to be in non-compliance with those covenants. Failure to meet these covenants could result in the Company being placed in default of the amended credit facility.

     As amended, the credit facility provides for: (i) an increase in the effective interest rate from LIBOR plus 175 basis points to LIBOR plus 300 basis points, and an increase to the fees payable with respect to letters of credit, with the amount of the interest rate and letter of credit fees subject to adjustment at the end of each fiscal quarter based on the Company's ratio of total debt to EBITDA; (ii) mandatory step downs in the total amount of credit available under the facility from $100,000,000 to $95,000,000 as of the effective date of the amendment, from $95,000,000 to $90,000,000 on or before March 31, 2000 and from $90,000,000 to $80,000,000 on or before March 31, 2001, together with additional mandatory commitment reductions in an amount equal to the net proceeds in excess of $5 million in the aggregate from sales of certain assets; (iii) financial covenants with respect to the ratio of total debt to EBITDA and the fixed charge coverage ratio; (iv) a restriction on the Company's ability to make capital expenditures; (v) the replacement of the funded debt to total capital financial covenant with a financial covenant requiring a minimum adjusted tangible net worth; (vi) a further restriction commencing with the third fiscal quarter ending March 31, 2000 on the ability of the Company to pay dividends to an amount that does not exceed the amount of net income for the prior fiscal quarter; (vii) a prohibition on acquisitions; (viii) the requirement that by (a) December 15, 1999, the credit facility will be secured by substantially all owned real properties and related equipment and fixtures of the Company and (b) March 15, 2000, the credit facility will be further secured by substantially all the assets of the Company; and
(ix) the payment of an amendment fee to each bank that signs the amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MORRISON ACQUISITION

     In May 1998, the Company acquired 89% of the common stock of Morrison Restaurants, Inc. (Morrison) for $5.00 per share. The merger was completed on July 31, 1998 when the Company purchased the remaining outstanding Morrison share for $5.00 per share (the Morrison Acquisition). Management believes that, in some instances, separate discussion of the results of operations of the Morrison units is necessary for an understanding of the Company's results of operations on the whole. The discussion that follows refers to the units acquired in the Morrison Acquisition as "Morrison units". Likewise, all other units are referred to as "Piccadilly units".

     The Company began converting Morrison units to Piccadilly-style units (the Morrison Conversions) in fiscal 1999. As of September 30, 1999 the Company had completed 112 Morrison Conversions. Expenses associated with the Morrison Conversions averaged approximately $40,000 per unit for training-team labor, new uniforms, repairs, and supplies. Additional costs of approximately $25,000 per unit, primarily for signage, were capitalized. Ten Morrison units have not been converted. Three of these units will continue to operate as Morrison cafeterias. The remaining seven units are in varying stages of lease renewal negotiations and the timing for converting these units to Piccadilly-style units is uncertain. The table below shows the number of Morrison Conversions by quarter:

                      Morrison Units Converted in
                           the Quarter ended
                      ---------------------------
                        September 30, 1998  12
                        December 31, 1998   16
                        March 31, 1999      32
                        June 30, 1999       39
                        September 30, 1999  13
                      ---------------------------
                                     Total 112
                      ===========================


FISCAL 2000 SECOND QUARTER COMPARED TO FISCAL 1999 SECOND QUARTER

       Net sales for the second quarter of fiscal 1999 include $6,064,000 from the Ralph & Kacoo's restaurants. The Ralph & Kacoo's restaurants were sold on March 30, 1999. The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the second quarters of fiscal years 2000 and 1999:


Three months ended December 31                                          (SALES IN THOUSANDS)
                                                1999                 1998
                                        -------------------    -----------------    Sales
                                          SALES     UNITS      SALES     UNITS      Change
                                        -------------------    -----------------------------
Total cafeteria sales                   $116,368      244      $124,312    266       -6.4%
Less new units (A)                        (1,999)      (5)          ---    ---
Less closed units (B)                        (55)      (1)       (3,242)   (28)
                                        --------    -------    --------   ------
Net same-store cafeteria sales          $114,314      238      $121,070    238       -5.6%
                                        ========    =======    ========   ======

(A) CAFETERIAS OPENED SINCE SEPTEMBER 30, 1998.
(B) CAFETERIAS CLOSED SINCE SEPTEMBER 30, 1998.


     The net decrease in same-store sales of 5.6% reflects a decline in same-store customer traffic of 8.9% combined with a check average increase of 2.2%. The check average increase results from various price increases implemented at certain units since December 31, 1998.

     Same-store units include units open all three months of the second quarter of fiscal 1999 and 2000. Piccadilly same-store sales for the second quarter were down 1.5%. Morrison same-store sales for the second quarter were down 11.4%. Management believes that it will continue to report lower same-store sales as compared to the prior fiscal year for the remainder of the fiscal year ending June 30, 2000.

     Piccadilly customer traffic began trending downward in 1997. The Company attributes these declines to general patterns of customer traffic declines being generally experienced in the family-dining sector of the restaurant industry.

     On the whole, the Morrison Conversions have adversely affected customer traffic in those units. While several Morrison units increased customer traffic immediately after converting to Piccadilly-style units, most units suffered customer count declines, and in some markets, these declines were significant. The largest declines for Morrison Conversions are in Florida, comprising approximately 34% of the Morrison units and approximately 57% of the same-store sales decline in the comparative quarters. The Company attributes these declines to adverse reactions to the Morrison Conversions by a segment of loyal Morrison customers.

     To address declines in customer traffic, the Company tested a sales-building initiative targeting the Tampa, Florida area during the second quarter. The Tampa area encompasses 14 cafeterias, 9 of which are Morrison units. Management believes that this program has had a positive effect on customer traffic which increased 17% above the Company's projections for the second quarter. The Company is in various stages of developing other sales-building initiatives. These initiatives are intended to address customer perceptions of value and convenience. The Company anticipates testing several of these initiatives during its third quarter ending March 31, 2000.

          During the second quarters of fiscal 2000 and 1999, consolidated net operating income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.5% and 6.9%, respectively. Excluding the operations of Ralph & Kacoo's restaurants in the second quarter of fiscal 1999, net operating income as a percent of net sales was 6.6%. The following table illustrates net operating income, cost of sales, other operating expenses, and general and administrative expense as a percent of net sales for the comparative periods. The table and the discussion that follows explain results of operations net of the Ralph & Kacoo's operations in last year's results.


Three months ended December 31 (excludes results of             1999      1998      Change
operations relating to the Ralph & Kacoo's seafood
restaurants)
-------------------------------------------------------------------------------------------
Cost of sales                                                   58.8%     60.4%     -1.6%
Other operating expenses                                        34.7%     33.1%      1.6%
Net operating income                                            6.5%      6.6%      -0.1%
General & administrative expense                                3.3%      3.2%       0.1%

     Cost of sales as a percent of net sales declined 160 basis points. That decline is a combination of a 120 basis point decline in food cost and a 40 basis point decline in labor cost. Food cost as a percent of net sales improved primarily as a result of the July 1999 price increase.

     Movement in labor cost, as a percent of net sales, is the net result of a number of factors. Factors that improved performance include:
   1)  Prices increased July 1999.
   2) The tip-wage program lowers wages-per-hour. The tip-wage program was implemented in the fourth quarter of fiscal year 1999.
   3) Until the second quarter of this fiscal year, labor efficiency at Morrison units did not reflect Piccadilly standards.
   4) No Morrison units were converted in the second quarter of this fiscal year while 16 Morrison units were converted in last year's second quarter. Labor cost is generally higher for three to four months following the conversion of a Morrison unit to a Piccadilly-style unit.

Factors that negatively impacted performance include:
   1)  Lower year-over-year unit sales to absorb fixed costs.
   2) Opening team labor cost associated with a new unit opened in the second quarter of fiscal 2000 compared to no new unit openings in the second quarter of last fiscal year.

     Other operating expense decreased $734,000. As a percent of net sales, other operating expense increased 160 basis points. The net movement in other operating expenses is the result of several factors. First, other operating expense in the second quarter of last fiscal year includes costs relating to 16 Morrison Conversions. There were no Morrison Conversions in the second quarter of this fiscal year. Secondly, as a percent of sales, the fixed portion of certain operating costs, such as rent, repairs and maintenance, utilities, and depreciation, increase when average unit sales decrease.

     General and administrative expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) as a percent of net sales increased 10 basis points but decreased in absolute dollars by $225,000.

       Interest expense increased $53,000 as a result of higher rates the effect of which was partially offset by lower debt levels in the second quarter compared to the same quarter last year. See Note 2 to the Condensed Consolidated Financial Statements regarding the Company's amended credit facility and its impact on interest expense.


SIX MONTHS  ENDED  DECEMBER  31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 1998

        Net sales for the first six months of fiscal 1999 include $12,037,000 from the Ralph & Kacoo's restaurants. The Ralph & Kacoo's restaurants were sold on March 30, 1999. The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for six full months in both periods) for the six months ended December 31, 1999 and 1998.

Six months ended December 31                                             (SALES IN THOUSANDS)
                                                1999                 1998
                                        -------------------    -----------------    Sales
                                          SALES     UNITS      SALES     UNITS      Change
                                        -------------------    -----------------------------
Total cafeteria sales                   $230,494        264    $247,274      272     -6.8%
Less new units (A)                        (4,154)        (5)        ---      ---
Less closed units (B)                     (1,736)       (15)     (9,078)     (28)
                                        --------    -------    --------  -------
Net  same-store cafeteria sales         $224,604        244    $238,196      244     -5.7%
                                        ========    =======    ========  =======

(A) CAFETERIAS OPENED SINCE JUNE 30, 1998.
(B) CAFETERIAS CLOSED SINCE JUNE 30, 1998.


     The net decrease in same-store sales of 5.7% reflects a decline in same-store customer traffic of 8.6% combined with a check average increase of 2.5%. The check average increase results from various price increases implemented at certain units since December 31, 1998. See the above discussion, "Fiscal 2000 Second Quarter Compared to Fiscal 1999 Second Quarter", for related information on same-store sales declines.

     During the six months ended December 31, 2000 and 1999, consolidated net operating income (net sales less cost of sales and other operating expenses) as a percent of net sales was 4.5% and 7.1%, respectively. Excluding the operations of the Ralph & Kacoo's restaurants in the first half of fiscal 1999, net operating income as a percent of net sales was 6.8%. The following table illustrates net operating income, cost of sales, other operating expenses, and general and administrative expense as a percent of net sales for the comparative periods. The table and the discussion that follows explain results of operations net of the Ralph & Kacoo's operations in last year's results.


Six months ended December 31                                     1999      1998     Change
(excludes results of operations relating to the Ralph &
Kacoo's seafood restaurants)
------------------------------------------------------------------------------------------
Cost of sales                                                   59.5%     60.0%     -0.5%
Other operating expenses                                        36.0%     33.2%      2.8%
Net operating income                                             4.5%      6.8%     -2.3%
General & administrative expense                                 3.4%      3.3%      0.1%

     Cost of sales as a percent of net sales decreased 50 basis points. That decline is a combination of a 70 basis point decline in food cost and a 20 basis point increase in labor cost. Food cost as a percent of net sales improved primarily as a result of the July 1999 price increase.

     Movement in labor cost, as a percent of net sales, is the net result of a number of factors. Factors that improved results include:
     1) Prices increased July 1999.
     2) The tip-wage program lowers wages-per-hour. The tip-wage program was implemented in the fourth quarter of fiscal year 1999.
     3) Until the second quarter of this fiscal year, labor efficiency at Morrison units did not reflect Piccadilly standards.
     4) 13 Morrison units converted in the first half of this fiscal year while 28 Morrison units converted in first half of last year. Labor cost is generally higher for three to four months following the conversion of a Morrison unit to a Piccadilly-style unit.

Factors that negatively impacted results include:
     1) Lower year-over-year unit sales to absorb fixed costs.
     2) Opening team labor cost associated with five new units opened in the first half of fiscal 2000 compared to no new unit openings in the first half of last fiscal year.
     3) During the second quarter of last fiscal year, the management staffing at Morrison units was increased to levels comparable to Piccadilly units. Management staffing at Morrison units had been on the decline for several years prior to the Morrison Acquisition due to attrition.

     Other operating expense decreased $960,000. As a percent of net sales, other operating expense increased 280 basis points. The net movement in other operating expenses is the result of several factors. First, other operating expense in the first half of last fiscal year includes costs relating to 28 Morrison Conversions. There were 13 Morrison Conversions in the first half of this fiscal year. Secondly, as a percent of sales, the fixed portion of certain operating costs, such as rent, repairs and maintenance, utilities, and depreciation, increase when average unit sales decrease. Additionally, the Company incurred opening costs for five new cafeterias in the first half of fiscal 2000. No cafeterias opened in the first half of fiscal 1999.

     General and administrative expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) as a percent of net sales increased 10 basis points but decreased in absolute dollars by $555,000.

       Interest expense decreased $206,000 as a result of lower debt levels in the first half of this fiscal year compared to last fiscal year. See
Note 2 to the Condensed Consolidated Financial Statements regarding the Company's amended credit facility and its impact on interest expense.


TRENDS AND UNCERTAINTIES

     Unless the Company experiences additional and unexpected erosion in net sales, it believes that it will remain in compliance with the terms of its amended credit facility. However, it is possible that continuing erosion of customer traffic at individual units could result in the closing of such units and additional non-cash charges under SFAS 121, including impairment of goodwill, and if any such charges were material, could cause the Company to fail to be in compliance with one or more provisions of the credit facility. At the present time no adjustments for impairment for Morrison-related goodwill are necessary.

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


LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company has a $95 million credit facility with a syndicated group of banks maturing on June 22, 2001. On November 18, 1999 the Company and its lenders amended the credit facility.

     On February 7, 2000, the Board elected to suspend the Company's regular quarterly dividend of $.12 per share. The suspension of the dividend will save approximately $1.26 million per quarter. The Company's net income of $0.14 per share for the quarter ended December 31, 1999 would have allowed the declaration of a dividend under the terms of its amended credit facility. Nonetheless, the Board concluded that until the Company had demonstrated a sustained operating performance that would support a dividend that could be safely maintained, suspension of the dividend was the more prudent course of action.

     Management believes that its cash from operations, together with remaining credit available under the amended facility, will be sufficient to provide for the Company's operational needs for the foreseeable future. At December 31, 1999, approximately $6,800,000 was available under this facility.


YEAR 2000 IMPACT

     As of December 31, 1999, the Company had completed its migration of information technology from internally developed systems to commercially available products. The total cost of addressing Year 2000 issues by purchasing commercial software products was approximately $700,000, which was capitalized. Subsequent to December 31, 1999, the Company experienced no significant operational problems related to Year 2000 issues. No future Year 2000 issues are anticipated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to changes in short-term interest rates related to its $95,000,000 credit arrangement. If the variable rates on the Company's credit arrangement were to increase by 1% from the rate at December 31, 1999 and the Company had borrowed the maximum amount available under its senior credit facility ($79.8 million) for the remaining two quarters of fiscal 2000, then, solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $21,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes in such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
The Annual Meeting of the shareholders of Piccadilly (the "Meeting") was held on November 1, 1999 and 8,319,928 shares were represented. The voting tabulation follows:

The election of the following to the Board of Directors:
                                  FOR          WITHHELD
     Robert P. Guyton           8,167,929      151,571
     Christel C. Slaughter      8,168,324      151,176

The following director's terms of office continued after the Meeting. Ralph P. Erben, Norman C. Francis, Ronald A. LaBorde, Paul W. Murrill, Dale
E. Redman and C. Ray Smith.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     3.        (a) Articles of Incorporation  of  the Company,  restated
                   through March 12, 1999(1).

               (b) By-laws of the Company, as restated through March 12,
                   1999(1).

     27        Financial Data Schedule

(b) Reports on Form 8-K - On November 18, 1999, the Company filed a report on Form 8-K in which the Company's reported under Item 5 that it had amended its $100 million senior credit facility agreement with a syndicated group of banks.

**FOOTNOTES**

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PICCADILLY CAFETERIAS, INC.
                                   (Registrant)



                                   BY:  /S/RONALD A. LABORDE
                                        Ronald A. LaBorde
                                        President and Chief Executive Officer
                                        02/08/00


/s/ Ronald A. LaBorde                                              02/08/00
Ronald A. LaBorde,  President,  Chief  Executive  Officer,  and      Date
Director

/s/ Mark L. Mestayer                                               02/07/00
Mark  L.  Mestayer,  Executive Vice President and Chief Financial    Date
Officer (Principal Financial Officer)

/s/ W. Scott Bozzell                                               02/07/00
W. Scott Bozzell, Executive Vice President and Controller            Date
(Principal Accounting Officer)