Form 10-Q
period 2000-03-31
PICCADILLY CAFETERIAS INC
filed 2000-04-26
CIK 277923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

               For the quarterly period ended MARCH 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                  For the transition period from  ___ to ___

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

The number of shares outstanding of Common Stock, without par value, as of April 14, 2000, was 10,528,368.

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.

                                                         (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
BALANCES AT                                                              MARCH 31         June 30
                                                                           2000            1999
                                                                        ----------      ----------
ASSETS
CURRENT ASSETS
  Accounts and notes receivable                                         $     936       $   1,970
  Inventories                                                              12,671          12,595
  Recoverable income taxes                                                    ---           5,578
  Deferred income taxes                                                    11,416          11,216
  Other current assets                                                      2,324             888
                                                                        ---------       ---------
           TOTAL CURRENT ASSETS                                            27,347          32,247
PROPERTY, PLANT AND EQUIPMENT                                             308,949         310,285
  Less allowances for depreciation and unit closings                      140,720         134,035
                                                                        ---------       ---------
           NET PROPERTY, PLANT AND EQUIPMENT                              168,229         176,250
GOODWILL,   net  of  $826,000  and  $532,000  accumulated
  amortization at March 31, 2000 and at June 30, 1999,
  respectively                                                             12,397          12,982
OTHER ASSETS                                                               10,256          11,460
                                                                        ---------       ---------
TOTAL ASSETS                                                            $ 218,229       $ 232,939
                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                      $  11,907       $  18,612
  Accrued interest                                                            248             275
  Accrued salaries, benefits and related taxes                             22,222          22,824
  Accrued rent                                                              4,562           5,183
  Other accrued expenses                                                    4,257           6,267
                                                                        ---------       ---------
           TOTAL CURRENT LIABILITIES                                       43,196          53,161

LONG-TERM DEBT                                                             73,352          74,226

DEFERRED INCOME TAXES                                                       4,292           3,992

RESERVE FOR UNIT CLOSINGS                                                  10,649          12,693

ACCRUED EMPLOYEE BENEFITS, less current portion                             9,135           9,465

SHAREHOLDERS' EQUITY
   Preferred  Stock,  no par value; authorized 50,000,000
     shares; issued and outstanding: none                                     ---             ---
   Common  Stock,  no  par value, stated value $1.82 per
     share; authorized   100,000,000   shares;   issued
     and outstanding 10,528,368 shares at March 31, 2000
     and at June 30, 1999                                                  19,141          19,141
  Additional paid-in capital                                               18,735          18,735
  Retained earnings                                                        40,002          41,804
                                                                        ---------       ---------
                                                                           77,878          79,680

  Less treasury stock at cost:  25,000 Common Shares at
      March 31, 2000 and at June 30, 1999                                     273             278
                                                                        ---------       ---------

          TOTAL SHAREHOLDERS' EQUITY                                       77,605          79,402
                                                                        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 218,229       $ 232,939
                                                                        =========       =========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.


                                                            (Amounts in thousands - except per share data)
                                                      THREE MONTHS ENDED MARCH 31       NINE MONTHS ENDED MARCH 31
                                                          2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
Net sales                                               $ 110,022       $ 122,498       $ 340,516       $ 381,809
Cost and expenses:
   Cost of sales                                           64,233          73,566         201,426         229,213
   Other operating expense                                 38,843          42,568         121,785         127,899
   General and administrative expense                       3,592           4,249          11,521          13,219
   Interest expense                                         2,005           1,704           5,064           4,969
   Other expense (income)                                    (101)           (326)           (624)           (517)
                                                        ---------       ---------       ---------       ---------
                                                          108,572         121,761         339,172         374,783
                                                        ---------       ---------       ---------       ---------
Gain on sale of Ralph & Kacoo's                               ---           1,556             ---           1,556
                                                        ---------       ---------       ---------       ---------
   INCOME BEFORE INCOME TAXES                               1,450           2,293           1,344           8,582
Provision for income taxes (benefit)                          578            (505)            609           1,920
                                                        ---------       ---------       ---------       ---------
   NET INCOME                                           $     872       $   2,798       $     735       $   6,662
                                                        =========       =========       =========       =========
Weighted average number of shares outstanding              10,502          10,505          10,503          10,504
                                                        =========       =========       =========       =========
   Net income per share - basic and assuming dilution   $     .08       $     .27       $     .07       $     .63
                                                        =========       =========       =========       =========
   Cash dividends per share                             $     ---       $     .12       $     .24       $     .36
                                                        =========       =========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.

                                                                         (AMOUNTS IN THOUSANDS)
NINE MONTHS ENDED MARCH 31                                                2000            1999
                                                                        --------        --------
OPERATING ACTIVITIES
       Net income                                                       $    735        $  6,662
       Adjustments to reconcile net income to net cash
            Provided by operating activities:
              Depreciation and amortization                               12,364          12,863
              Costs associated with closed units                          (2,044)           (145)
              Gain on sale of Ralph & Kacoo's                                ---          (1,556)
              Provision for deferred income taxes                            300             600
              Loss on sales of assets                                        157             362
              Pension expense, net of contributions                          850          (1,400)
              Change in operating assets and liabilities                  (3,433)         (8,594)
                                                                        --------        --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    8,929           8,792

INVESTING ACTIVITIES
      Net proceeds from sale of Ralph & Kacoo's                              ---          20,473
      Acquisition of business                                                ---          (5,697)
      Purchases of property, plant and equipment                          (6,742)        (10,096)
      Proceeds from sales of property, plant and equipment                 2,462             751
                                                                        --------        --------
              CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (4,280)          5,431

FINANCING ACTIVITIES
      Payments on long-term debt - net                                      (874)         (8,894)
      Treasury stock transactions - net                                        5            (288)
      Dividends paid                                                      (3,780)         (5,041)
                                                                        --------        --------
              NET CASH USED IN FINANCING ACTIVITIES                       (4,649)        (14,223)
                                                                        --------        --------

      Change in cash and cash equivalents                                    ---             ---
      Cash and cash equivalents at beginning of period                       ---             ---
                                                                        --------        --------
      Cash and cash equivalents at end of period                        $    ---        $    ---
                                                                        ========        ========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            NOTE TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                        PICCADILLY CAFETERIAS, INC.
                              March 31, 2000


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet data for June 30, 1999 is derived from audited financial statements.

     Comparative results of operations by periods may be affected by the timing of the opening of new units and the closing of existing units. Quarterly results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established units is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting seasonal retail activity.

NOTE 2 - SALE OF RALPH & KACOO'S

     On March 30, 1999, the Company completed the sale of the Ralph & Kacoo's seafood restaurants and related commissary business (Cajun Bayou Distributors and Management, Inc.) to Cobb Investment Company, Inc. for $21,314,000 in cash. The transaction resulted in a recorded gain of $1,556,000, and a net tax benefit of $826,000.

     The tax benefit was the result of the sale of the stock of Cajun Bayou Distributors and Management, Inc. The tax basis in the stock was $6,057,000 higher than the book basis in the stock due to differences that were not classified as temporary differences under SFAS 109, and resulted in a loss on the stock sale for tax purposes when compared to the amount recorded for financial statement purposes. This tax loss on the stock sale generated a net overall tax loss on the sale of Ralph & Kacoo's. The remaining portion of the Ralph & Kacoo's business, a catering facility was sold on June 1, 1999.

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

     The Company began converting Morrison units to Piccadilly-style units (the Morrison Conversions) in fiscal 1999. As of September 30, 1999 the Company had completed 112 Morrison Conversions. There were no Morrison Conversions subsequent to September 30, 1999. Expenses associated with the Morrison Conversions averaged approximately $40,000 per unit for training-team labor, new uniforms, repairs, and supplies. Additional costs of approximately $25,000 per unit, primarily for signage, were capitalized. Nine Morrison units have not been converted as of March 31, 2000. Three of these units will continue to operate as a Morrison cafeteria. The remaining six units are in varying stages of lease renewal negotiations and the timing for converting these units to Piccadilly-style units is uncertain. The table below shows the number of Morrison Conversions by quarter:


                        Morrison Units Converted in
                            the Quarter ended
                        ---------------------------
                        September 30, 1998       12
                        December 31, 1998        16
                        March 31, 1999           32
                        June 30, 1999            39
                        September 30, 1999       13
                        December 31, 1999         0
                        March 31, 2000            0
                        ---------------------------
                                     Total      112
                        ===========================

FISCAL 2000 THIRD QUARTER COMPARED TO FISCAL 1999 THIRD QUARTER

        Total  net  sales  for  the  quarter  ended  March  31,  2000  were
$110,022,000, down 10.2% from net sales of $122,498,000 reported in last year's third quarter. Net sales for the third quarter of fiscal 1999 include net sales of $5,646,000 from the Ralph & Kacoo's restaurants, which were sold on March 30, 1999 (see Note 2). The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for three full months in both periods) for the third quarters of fiscal years 2000 and 1999:

                                                                  (SALES IN THOUSANDS)
Three months ended March 31                             2000                             1999
                                                 --------------------           ---------------------       SALES
                                                   SALES        UNITS             SALES         UNITS       CHANGE
                                                 --------------------           ----------------------------------
Total cafeteria sales                            $ 110,022       245            $ 116,852        260       -5.8%
Less new units (A)                                  (2,796)       (6)                 ---        ---
Less closed units (B)                                 (456)       (2)              (3,912)       (23)
                                                 -------------------            --------------------
Net same-store cafeteria sales                   $ 106,770       237            $ 112,940        237       -5.5%
                                                 ===================            ====================

(A) CAFETERIAS OPENED SINCE DECEMBER 31, 1998.
(B) CAFETERIAS CLOSED SINCE DECEMBER 31, 1998.


     The net decrease in same-store sales of 5.5% reflects a decline in same-store customer traffic of 6.5% combined with a check average increase of 0.9%. The check average increase results from various price increases implemented at certain units since March 31, 1999. Management believes that it will continue to report lower same-store sales as compared to the prior fiscal year for the remainder of the fiscal year ending June 30, 2000.

     Piccadilly customer traffic began trending downward in 1997. The Company attributes these declines to general patterns of customer traffic declines experienced in the family-dining sector of the restaurant industry. Additionally, the Morrison Conversions have adversely affected customer traffic in the Morrison units. While several Morrison units increased customer traffic immediately after converting to Piccadilly-style units, most units suffered customer count declines, and in some markets, these declines were significant. The largest declines for Morrison units are in Florida, comprising approximately 31% of the Morrison units and approximately 62% of the same-store sales decline in the comparative quarters. The Company attributes these declines to adverse reactions to the Morrison Conversions by a segment of loyal Morrison customers.

     To address declines in customer traffic, the Company tested a sales-building initiative targeting the Tampa, Florida area during the second and third quarters. The Tampa area encompasses 14 cafeterias, 9 of which are Morrison units. That advertising program was designed to increase sales by addressing customer perceptions of value and convenience. The program reversed a year-over-year 22.6% customer traffic decline for these units experienced in the first quarter of fiscal 2000 to a 2.4% customer traffic increase in the quarter ended March 31, 2000 compared to the same period last year. The Company is in various stages of developing other sales-building initiatives.

     During the third quarters of fiscal 2000 and 1999, consolidated net operating income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.3% and 5.2%, respectively. Excluding the operations of Ralph & Kacoo's restaurants in the third quarter of fiscal 1999, net operating income as a percent of net sales was 4.8%. The following table illustrates cost of sales, other operating expenses, and general and administrative expense as a percent of net sales for the comparative periods. The table and the discussion that follows explain results of operations net of the Ralph & Kacoo's operations in last year's results.

 THREE MONTHS ENDED MARCH 31 (EXCLUDES RESULTS OF
OPERATIONS RELATING TO THE RALPH & KACOO'S SEAFOOD      PERCENT OF NET SALES     CHANGE
                   RESTAURANTS)                         --------------------
                                                          2000        1999
----------------------------------------------------------------------------------------
Cost of sales                                             58.4%       60.2%      -1.8%
Other operating expenses                                  35.3%       35.1%       0.2%
General & administrative expense                           3.2%        3.5%      -0.3%

     Cost of sales as a percent of net sales declined 1.8%. That decline is a combination of a 1.1% decrease in food cost as a percent of net sales and a 0.7% decrease in labor costs as a percent of net sales. Food costs as a percent of net sales improved as food cost efficiency experienced in Morrison units has begun to more closely match the operations of Piccadilly units.

     Movement in labor costs, as a percent of net sales, is the net result of a number of factors. Factors that improved performance include:
     1. Prices increased July 1999.
     2. The tip-wage program implemented in the fourth quarter of fiscal year 1999 lowered overall wages-per-hour.
     3. Until the second quarter of this fiscal year, labor efficiency at Morrison units did not reflect Piccadilly standards.
     4. No Morrison units were converted in the third quarter of this fiscal year while 32 Morrison units were converted in last year's third quarter. Labor costs were generally higher for three to four months following the conversion of a Morrison unit to a Piccadilly-style unit.

Factors that negatively impacted performance include:
     1. Lower year-over-year unit sales volumes to offset fixed labor costs.
     2. Opening team labor costs associated with one new unit opened in the third quarter of fiscal 2000 compared to no new unit openings in the third quarter of last fiscal year.

     Other operating expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) decreased $2,172,000. As a percent of net sales, other operating expense increased 0.2% as a percent of net sales. The net movement in other operating expenses is the result of several factors. First, other operating expense in the third quarter last fiscal year includes costs relating to 32 Morrison Conversions. There were no Morrison Conversions in the third quarter of this fiscal year. Conversely, the fixed portion of certain operating costs as a percent of net sales, such as rent, repairs and maintenance, utilities, and depreciation, have increased as unit sales decreased.

     General and administrative expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) as a percent of net sales decreased 0.3% and decreased in absolute dollars by $628,000 due primarily to transitional costs incurred in the prior year quarter related to the integration of Morrison-related reporting systems.

       Interest expense increased $301,000 as a result of higher rates the effect of which was partially offset by lower debt levels in the third quarter compared to the same quarter last year.

NINE  MONTHS  ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH  31,
1999

      Total net sales for the nine months ended March 31, 2000 were $340,516,000, down 10.8% from net sales of $381,809,000 reported in same nine-month period last year. Net sales for the first nine months of fiscal 1999 include net sales of $17,683,000 from the Ralph & Kacoo's restaurants, which were sold on March 30, 1999 (see Note 2). The following table reconciles total cafeteria sales to same-store cafeteria sales (units that were open for nine full months in both periods) for the nine months ended March 31, 2000 and 1999.

                                                                  (SALES IN THOUSANDS)
Nine Months Ended March 31                              2000                             1999
                                                 --------------------           ---------------------       SALES
                                                   SALES        UNITS             SALES         UNITS       CHANGE
                                                 --------------------           ----------------------------------
Total cafeteria sales                            $ 340,516       260            $ 364,126        270       -6.5%
Less new units (A)                                  (6,951)       (6)                 ---        ---
Less closed units (B)                               (2,471)      (17)             (13,062)       (33)
                                                 -------------------            --------------------
Net  same-store cafeteria sales                  $ 331,094       237            $ 351,064        237       -5.7%
                                                 ===================            ====================

(A) CAFETERIAS OPENED SINCE JUNE 30, 1998.
(B) CAFETERIAS CLOSED SINCE JUNE 30, 1998.

     The net decrease in same-store sales of 5.7% reflects a decline in same-store customer traffic of 7.9% combined with a check average increase of 1.7%. The check average increase results from various price increases implemented at certain units since March 31, 1999. See the above discussion, "Fiscal 2000 Third Quarter Compared to Fiscal 1999 Third Quarter", for related information on same-store sales declines.

     During the nine months ended March 31, 2000 and 1999, consolidated net operating income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.1% and 6.5%, respectively. Excluding the operations of the Ralph & Kacoo's restaurants in the first three quarters of fiscal 1999, net operating income as a percent of net sales was 6.2%. The following table illustrates cost of sales, other operating expenses, and general and administrative expense as a percent of net sales for the comparative periods. The table and the discussion that follows explain results of operations net of the Ralph & Kacoo's operations in last year's results.

 NINE MONTHS  ENDED MARCH 31 (EXCLUDES RESULTS OF
OPERATIONS RELATING TO THE RALPH & KACOO'S SEAFOOD      PERCENT OF NET SALES     CHANGE
                   RESTAURANTS)                         --------------------
                                                          2000        1999
----------------------------------------------------------------------------------------

Cost of sales                                           59.2%       60.1%       -0.9%
Other operating expenses                                35.8%       33.9%        1.9%
General & administrative expense                         3.3%        3.4%       -0.1%

     Cost of sales as a percent of net sales decreased 0.9%. That decline is a combination of a 0.8% decrease in food cost as a percent of net sales and a 0.1% decrease in labor cost as a percent of net sales. Food costs as a percent of net sales improved primarily as a result of the July 1999 price increase.

     Movement in labor costs, as a percent of net sales, is the net result of a number of factors. Factors that improved performance include:
     1. Prices increased July 1999.
     2. The tip-wage program implemented in the fourth quarter of fiscal year 1999 lowered overall wages-per-hour.
     3. Until the second quarter of this fiscal year, labor efficiency at Morrison units did not reflect Piccadilly standards.
     4. 13 Morrison units were converted in the first three quarters of this fiscal year while 60 Morrison units were converted in first three quarters of last year. Labor costs were generally higher for three to four months following the conversion of a Morrison unit to a Piccadilly-style unit.

Factors that negatively impacted performance include:
     1. Lower year-over-year unit sales volumes to offset fixed labor costs.
     2. Opening team labor costs associated with six new units opened in the first nine months of fiscal 2000 compared to no new unit openings in the first three quarters of last fiscal year.
     3. Management staffing levels at Morrison units began to increase during the second quarter of last fiscal year.

Other operating expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) decreased $1,212,000. As a percent of net sales, other operating expense increased 1.9%. The net movement in other operating expenses is the result of several factors. First, other operating expense in the three quarters of last fiscal year includes costs relating to 60 Morrison Conversions. There were 13 Morrison Conversions in the first half of this fiscal year. Conversely, the fixed portion of certain operating costs as a percent of net sales, such as rent, repairs and maintenance, utilities, and depreciation, have increased as unit net sales decreased. Additionally, the Company incurred opening costs for five new cafeterias in the first half of fiscal 2000. No cafeterias opened in the three quarters of fiscal 1999.

     General and administrative expense (net of Ralph & Kacoo's related expenses in the prior fiscal year) as a percent of net sales decreased 0.1% and decreased in absolute dollars by $1,091,000 due to transitional costs incurred in the prior year related to the integration of Morrison-related reporting systems and processes combined with the elimination of duplicate Morrison costs.

       Interest expense increased $95,000 as a result of higher rates the effect of which was substantially offset by lower debt levels this fiscal year compared to last fiscal year.

TRENDS AND UNCERTAINTIES

     Unless the Company experiences additional and unexpected erosion in net sales, it believes that it will remain in compliance with the terms of its amended credit facility. It is possible that continuing erosion of customer traffic at individual units could result in the closing of such units or additional non-cash charges, including impairment of goodwill, under SFAS 121. At the present time no impairment adjustments for Morrison-related goodwill are necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $90 million credit facility with a syndicated group of banks maturing on June 22, 2001. On November 18, 1999 the Company and its lenders amended the credit facility. The amended credit facility provides that beginning with the third fiscal quarter ending March 31, 2000, the Board may only declare a dividend to the extent of the Company's net income for the prior fiscal quarter. Accordingly, the Company's ability to declare dividends in compliance with the terms of the amended credit facility will be determined by its future operating performance.

     On February 7, 2000, the Board elected to suspend the Company's regular quarterly dividend of $.12 per share. The suspension of the dividend will save approximately $1.26 million per quarter. The Company's net income of $0.14 per share for the quarter ended December 31, 1999 would have allowed the declaration of a dividend under the terms of its restructured credit facility. The Board concluded that until the Company had demonstrated a sustained operating performance that would support a dividend that could be safely maintained, suspension of the dividend was the prudent course of action.

     Management believes that its cash from operations, together with remaining credit available under the amended facility, will be sufficient to provide for the Company's operational needs for the foreseeable future. At March 31, 2000, approximately $4,241,000 was available under this facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to changes in short-term interest rates related to its $90,000,000 credit arrangement. If the variable rates on the Company's credit arrangement were to increase by 1% from the rate at March 31, 2000 and the Company had borrowed the maximum amount available under its senior credit facility ($77.0 million) for the remaining quarter of fiscal 2000, then, solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $122,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes in such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

                        PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     3. (a) Articles of Incorporation of the Company, as restated through March 12, 1999.(1)

          (b) By-laws of the Company, as amended and restated through March 12, 1999.(1)

    27.  Financial Data Schedule

------------------------
     1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PICCADILLY CAFETERIAS, INC.
                                   (Registrant)



                                   BY: /S/RONALD A. LABORDE
                                       --------------------
                                        Ronald A. LaBorde
                                        President and Chief Executive Officer
                                           04/19/00


/s/ Ronald A. LaBorde                                             04/19/00
Ronald  A.  LaBorde,  President,  Chief  Executive  Officer, and    Date
Director

/s/ Mark L. Mestayer                                              04/18/00
Mark  L.  Mestayer,  Executive  Vice President & Chief Financial    Date
Officer (Principal Financial Officer)

/s/ W. Scott Bozzell                                              04/18/00
W. Scott Bozzell, Executive Vice President & Controller             Date
(Principal Accounting Officer)