Form 10-K
period 2000-06-30
PICCADILLY CAFETERIAS INC
filed 2000-09-15
CIK 277923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended             JUNE 30, 2000
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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

Registrant's  telephone  number, including area code       (225) 293-9440

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 8, 2000 was $23,042,000.

The number of shares outstanding of Common Stock, without par value, as of September 8, 2000 was 10,528,368.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III.

                                  PART I

ITEM 1.  BUSINESS

OVERVIEW

  Piccadilly Cafeterias, Inc., founded in 1944, is the largest cafeteria chain in the United States with 242 cafeterias in 16 states. We are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions. We serve a diverse and extremely loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner.

  We believe that cafeteria-style restaurants have historically enjoyed relatively stable performance in the competitive family dining segment of the restaurant industry. We have generated consistent EBITDA over the past five years, with our EBITDA increasing from $24.0 million in fiscal 1996 to $26.7 million in fiscal 2000.

  We expect to achieve significant annual cost savings through outsourcing certain food preparation activities and expanding our centralized purchasing. We expect to reduce annual operating expenses by approximately $8 to $10 million by outsourcing certain food preparation activities to third party vendors. We have successfully implemented outsourcing at 34 of our cafeterias and we intend to roll out this program to our remaining cafeterias during the next two years. We expect this program to result in approximately $2.5 million of cost savings for fiscal 2001. We also expect to save approximately $3 million of annual operating expenses by expanding our centralized purchasing program to include certain food items that are currently being purchased by the individual cafeteria managers. For example, we are currently finalizing terms with a limited number of suppliers for the centralized purchasing of poultry and intend to implement this program in the second quarter of fiscal 2001. Over the next 12 to 15 months, we expect to enter into similar agreements with suppliers of other food items.

BUSINESS STRENGTHS

  DOMINANT MARKET SHARE IN CORE MARKETS. We are the largest cafeteria chain in the United States with 242 cafeterias, and we are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions. The next largest cafeteria chain in these regions operates 32 cafeterias. Although the family dining industry is very competitive and has grown significantly through the introduction of new restaurant concepts and new restaurant openings, the cafeteria segment has not been as competitive. Specifically, the cafeteria segment has had few new entrants, and the existing major cafeteria chains have generally focused on their existing regional markets. As a result, we have experienced limited competition in our markets for customers seeking a cafeteria-style dining experience.

  DIVERSE AND EXTREMELY LOYAL CUSTOMER BASE. We have developed substantial brand equity and customer loyalty during our 56-year operating history. In addition, we have developed a diverse customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. We believe cafeteria dining meets changing lifestyle needs by providing convenient, healthy, freshly prepared and reasonably-priced meals that combine the ease of fast food with the quality of home cooking. We attribute our broad market appeal and customer loyalty to the consistent quality of our meals, our varying menu selection, convenient cafeteria format, value pricing and well-recognized brand name. Our high level of repeat business allows us to minimize advertising costs and reduces our exposure to competition from new restaurant openings in our markets.

  HIGH QUALITY FOOD OFFERING. All of our cafeterias offer a wide variety of quality, reasonably-priced meals. Our standard menu offering includes soups, salads, seafood, meat, chicken, vegetables, breads, desserts and beverages. Each of our cafeteria managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files. Our typical cafeteria lines offer a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads and 22 desserts. Customers make their meal selections by combining these items according to their individual preferences. Our food quality, service and atmosphere were all voted #1 among cafeterias and buffet-style chains by consumers in RESTAURANTS AND INSTITUTIONS' "Choice in Chains" 2000 survey.

  SOLID MARKET POSITION. Since 1990, eating places revenues have increased at a compound annual growth rate of 5.0% per year to $241.1 billion in 1999. This increase was initially accompanied by the introduction of a significant number of new restaurant concepts and rapid new-restaurant expansion. As a result, the restaurant market has become oversaturated and recently the pace of new-restaurant openings has slowed. Many restaurant chains are now focused on improving sales and profitability at their existing restaurants. During this highly competitive period, we have sustained our operations and maintained a consistent level of EBITDA. Furthermore, with our 242 cafeterias we are well positioned to increase our sales in the current environment of slower new-restaurant growth and continued increases in consumer demand for restaurant dining.

  PROVEN MANAGEMENT WITH SIGNIFICANT EQUITY STAKE. Our executive officers average over 22 years of experience at Piccadilly. In addition, our district and cafeteria managers have an average of 23 and 17 years of experience at Piccadilly, respectively. As a result, our management team is extremely familiar with our existing markets and customer base. Mr. Ronald
A. LaBorde, our Chief Executive Officer, has served us for over 18 years, and has been our chief executive officer since 1995. Our management team currently beneficially owns approximately 7.6% of the outstanding shares of our Company, including shares subject to exercisable options, and our founders and their beneficiaries beneficially own approximately 19.2% of the outstanding shares of our Company.

BUSINESS STRATEGY

  CAPITALIZE ON THE MORRISON ACQUISITION. In May 1998, we acquired 142 Morrison cafeterias, which was the largest cafeteria chain in the Southeastern and Mid-Atlantic regions at that time. This acquisition allowed us to increase our penetration in our regional markets, enhance our purchasing power and eliminate redundant costs. During fiscal 1999 and the first quarter of fiscal 2000, we closed 27 unprofitable Morrison cafeterias and completed the conversion of 112 Morrison cafeterias to our Piccadilly-style format. With the cafeteria closing and conversion phases completed, we are now focused on increasing sales and margins. In fiscal 2000, the Morrison cafeterias contributed only $0.9 million of EBITDA. During that same time period, Morrison cafeterias on average generated only $1.6 million of sales per cafeteria compared to $2.2 million of sales at our traditional Piccadilly cafeterias. We believe that the sales and margins of the Morrison cafeterias can be significantly improved relative to our experience with the traditional Piccadilly cafeterias.

  IMPLEMENT SALES-BUILDING INITIATIVES. In fiscal 2000, same-store sales declined by 5.2%. Approximately 73% of the declines in same-store sales was attributable to the Morrison cafeterias. During fiscal 1999 and 2000, we were focused on the integration of the Morrison cafeterias. The cafeteria closing and conversion phases of this integration process were completed by the end of the first quarter of fiscal 2000. The next phase of our integration plan was improving same-store sales, and during the balance of fiscal 2000, we tested several sales-building initiatives at 16 cafeteria locations in order to attract and retain new customers and to increase sales to existing customers. These sales-building initiatives included simplified menu pricing, neighborhood and direct mail marketing, and the sponsorship of employee contests. These initiatives have been well received by our customers. Specifically, we have experienced a consistent trend of year-over-year sales improvement at these 16 cafeterias, from a decline in monthly sales of 14% in January 2000 to an increase of 11% in July 2000, primarily due to improved customer traffic. We are building on this success by implementing these initiatives at our other cafeterias over the next several months.

  IMPLEMENT OUTSOURCING PROGRAM. We have historically prepared almost all of our meals from scratch at each cafeteria location. We recently initiated a new outsourcing program at 34 of our cafeterias, in which outside vendors prepare and provide selected components of our recipes. The outsourcing program has been implemented carefully in order to maintain consistently high levels of food freshness and quality. We expect that this initiative will significantly reduce our operating expenses, labor costs, food spoilage and waste and capital expenditures for kitchen equipment and will result in approximately $2.5 million of cost savings for fiscal 2001. When fully implemented, we expect to reduce annual operating expenses by between approximately $8 and $10 million through this outsourcing program. We intend to roll out the outsourcing program to our remaining cafeterias during the next two years.

  EXPAND CENTRALIZED PURCHASING PROGRAM. Currently, the managers at each of our cafeterias have purchasing responsibility for approximately one-third of the food ingredients used in the meals we serve. We are implementing a new program that will significantly reduce the number of our food suppliers by centralizing the purchasing function for some or all of these items. We are currently finalizing terms with a limited number of suppliers for the centralized purchasing of poultry and intend to implement this program in the second quarter of fiscal 2001. Over the next 12 to 15 months, we expect to enter into similar agreements with suppliers of other food items. Through centralization, we expect to achieve significant volume purchase discounts, resulting in approximately $3 million of annual cost savings, as well as greater consistency in food quality and taste across all of our cafeterias. In addition to providing significant cost savings, centralized purchasing will allow our cafeteria managers to spend more of their time increasing sales and enhancing customer service.

CAFETERIA OPERATIONS

STORE DESIGN AND LAYOUT

  Our traditional cafeterias average approximately 10,000 square feet in size and seat approximately 350 customers. During 1997, the Company completed the design of a different cafeteria model, which has approximately 7,500 square feet and seats between 165 to 200 customers. This smaller cafeteria allows the Company to access a broader range of markets at a lower investment cost. As of June 30, 2000, we have opened 10 new cafeterias utilizing this new design and format.

MENU

  FOOD ITEMS. All of our cafeterias offer a wide variety of quality, reasonably-priced meals. Our standard menu offering includes soups, salads, seafood, meat, chicken, vegetables, breads, desserts and beverages. Each of our cafeteria managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files. Our typical cafeteria lines offer a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads and 22 desserts. Customers make their meal selections by combining these items according to their individual preferences. Our food quality, service and atmosphere were all voted #1 among cafeterias and buffet-style chains by consumers in RESTAURANTS AND INSTITUTIONS' "Choice in Chains" 2000 survey.

  PRICING. Historically, we have sold most meals as "bundled" meals that included side items and beverages, although customers have also been able to purchase meals on an a la carte basis. We continuously evaluate our meal pricing structure to assure that we deliver value-oriented meals to our customers. As part of that process, during fiscal 2000, we experimented with alternative bundled meal pricing programs. The most recent version of this program was successfully tested at 10% of our cafeterias through August 2000. This program provides a progression of price-points from approximately $5 to $9 per meal. Each meal includes an entree, two side orders, and a bread selection. For example, popular items like southern fried chicken, fried catfish, and chopped beef are available at the $5 price point while other more expensive items such as steaks, our popular crawfish etouffee and other seafood dishes are available at the $8 and $9 price points. Although the program attempts to focus the customer on the value received in a bundled meal, customers may still purchase items on an a la carte basis. Since implementation of this program, customer response has been positive and check averages have remained constant. We intend to continue to phase this new program at our other cafeteria locations, while continuing to gather customer feedback and analyzing sales information.

MARKETING AND ADVERTISING

  In fiscal 1999 and 2000, our advertising spending has been approximately $6 to $7 million per year and has focused primarily on television and radio spots and some direct marketing. We believe that the majority of our sales come from customers living or working within three to five miles of our cafeterias. In order to better reach our target population, we intend to maintain our advertising budget at historical levels while altering the emphasis of our spending. As a result, in August 2000 we adopted new sales-building initiatives that consist primarily of the following:

  NEIGHBORHOOD MARKETING. This program focuses on direct mailings and newspaper inserts, seeking to increase customer traffic by increasing local awareness of our cafeterias, and may include purchase discounts and coupons.

  EMPLOYEE CONTESTS. We hold regular sales contests among our managers and employees at all of our cafeteria locations to enhance morale and improve cafeteria sales. We believe these contests have the added benefit of improving productivity and efficiency in our cafeteria operations as well.

  SELECTIVE BROADCAST MARKETING. We intend to selectively use some television and radio advertising in our markets where we have a significant concentration of cafeterias and where the potential exists for significant increases in customer traffic as a result of these advertisements.

  DINING EXPERIENCE. In addition to our general advertising, we believe that providing our patrons with a pleasant and enjoyable dining experience will result in return visits and word-of-mouth advertising. We recently initiated an employee training program emphasizing a clean environment, customer hospitality, and quality food.

MEAL PREPARATION

  Under our new outsourcing program, outside vendors have begun to prepare and provide selected components of our recipes. Suppliers are responsible for many of the mixing and cooking duties associated with meal preparation and for delivering purchased items to our distributor. The outsourcing program has been implemented carefully in order to maintain consistently high levels of food freshness and quality. We expect that our new outsourcing program will significantly reduce our operating expenses, labor costs, food spoilage and waste and capital expenditures for kitchen equipment. We initially tested this program at 14 cafeterias where we saved approximately $34,000 of operating expenses per month. We have recently implemented this program at 20 additional cafeterias and intend to roll out this program to our remaining cafeterias during the next two years. We expect this program will result in approximately $2.5 million of cost savings for fiscal 2001. When fully implemented, we expect to reduce annual operating expenses by between approximately $8 and $10 million through this outsourcing program.

PURCHASING AND DISTRIBUTION

  Currently, purchasing decisions for approximately one-third of the food ingredients used in the meals served at our cafeterias is under the control of the cafeteria managers, each of whom has the freedom to negotiate with local or regional suppliers for that particular cafeteria, subject to meeting quality specifications. As a result, daily ingredients are purchased from over 400 different vendors. We believe that centralized purchasing of these items will significantly reduce the number of food suppliers from whom we purchase some or all of these items. We are currently finalizing terms with a limited number of suppliers for the centralized purchasing of poultry and intend to implement this program in the second quarter of fiscal 2001. Over the next 12 to 15 months, we expect to enter into similar agreements with suppliers of other food items. Through centralization, we expect to achieve significant volume purchase discounts, resulting in approximately $3 million of annual cost savings, as well as greater consistency in food quality and taste across all of our cafeterias. In addition to providing significant cost savings, centralized purchasing will allow our cafeteria managers to spend more of their time increasing sales and enhancing customer service.

  We currently obtain approximately two-thirds of all of our food orders through one distributor located in Baton Rouge, Louisiana. The remaining food items are purchased from local suppliers and delivered directly to our cafeterias. With the implementation of centralized food purchasing and our increasing reliance on outsourcing of some food preparation, we may increase our shipments through this distributor and, if necessary, use additional national or regional distributors. We believe that there are numerous other distributors available to process our shipments should these distributors be unable to meet our distribution needs.

EMPLOYEES

  As of June 30, 2000, we had approximately 11,500 employees, of whom all but about 100 corporate headquarters employees worked at Piccadilly's 242 cafeterias. On average, each cafeteria operates with three to four managers and assistant managers and employs 50 to 60 employees. Most cafeteria employees are paid on an hourly basis, except cafeteria managers. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

  Wages we pay our employees have increased in recent years due to the expanding economy, a tight labor market and increases in the federally mandated minimum wage. In mid-1999 we adopted a "tip-credit wage" program designed to offset wage increases for dining room personnel. Under this program, dining room employees are increasingly dependent on customer tips for a significant portion of their hourly compensation, instead of wages paid by us. This program has helped reduce our labor costs as a percent of net sales. Historically we have been able to offset wage cost increases through increased efficiencies in operations and, as necessary, through retail price increases although there can be no assurance that we will continue to be able to do so in the future.

COMPETITION

  The food service industry is highly competitive and affected by external changes such as economic conditions, disposable income, consumer tastes, and changing population and demographics. Competitive factors include: food quality, variety and price; customer service; location; the number and proximity of competitors; decor; and public reputation. We consider our principal competitors to be other cafeterias, family dining venues, and fast-food operations. Like other food service operations, we follow changes in both consumer preferences for food and habits in patronizing eating establishments.

TRADEMARKS AND TRADENAMES

  Our cafeterias operate principally under the Piccadilly Cafeterias name and service mark, which is registered with the United States Patent and Trademark Office for a term presently expiring in January 2009. Registered service marks may continually be renewed for 10 year periods. We also have a proprietary interest in many of our recipes. We regard our service marks and trademarks as having significant value and being an important factor in the development of the Piccadilly concept. Our policy is to pursue and maintain registration of our service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of our service marks and trademarks.

REGULATORY MATTERS

  Each of the cafeterias operated by the Company is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which such cafeterias are located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on the Company and its results of operations.

  The Company also is subject to laws and regulations governing its relationships with employees, including minimum wage requirements, overtime, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of the Company's employees are paid at rates tied to the federal minimum wage, an increase in the minimum wage would increase the Company's labor costs. An increase in the minimum wage rate or employee benefits costs could have a material adverse effect on the Company and its results of operations.

  The Company's operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company is not aware of any material environmental conditions that require remediation by the Company under federal, state or local law at its properties, the Company has not conducted a comprehensive environmental review of its properties or operations and no assurance can be given that the Company has identified all of the potential environmental liabilities at its properties or that such liabilities would not have a material adverse effect on the financial condition of the Company.

  Additionally, the Company's operations are regulated pursuant to state and local sanitation and public health laws. Operating cafeterias utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation of energy. The Company's operating costs have been and will continue to be affected by increases in the cost of energy.

ITEM 2.  PROPERTIES

  All of our cafeterias are located in urban and suburban areas, in a variety of strip shopping centers and malls, and free-standing buildings. We lease all of the cafeterias located in strip shopping centers and malls. Of the 94 cafeterias located in free-standing buildings, we own the building and land for 32 of the cafeterias, and the remainder are operated in Company-owned buildings located on leased land. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. Our cafeteria locations by state are as follows:


     STATE          CAFETERIAS
---------------     ----------
Florida                 57
Georgia                 40
Louisiana               33
Alabama                 21
Tennessee               18
Virginia                16
Texas                   15
Mississippi             12
South Carolina           9
Kentucky                 5
North Carolina           5
Maryland                 3
Missouri                 3
Oklahoma                 3
Kansas                   1
West Virginia            1
                    ------
          Total        242(1)
                    ======

_______________
  (1) Includes nine quick service cafeterias in mall foodcourts.

                              _______________

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

Ronald A. LaBorde, age 44, President and Chief Executive Officer, has held such positions since July 1995. From January 1992 to May 1995 he was Executive Vice President, Treasurer and Chief Financial Officer.

Joseph S. Polito, age 58, Executive Vice President and General Manager, has
held such positions since August  1995.   From September 1992 to July 1995,
he was Executive Vice President and Director of Training.

Mark L. Mestayer, age 42, Executive Vice President and Chief Financial Officer, has held such positions since September 1999. From July 1996 to September 1999, he was Executive Vice President, Secretary and Director of Finance, and from May 1992 to July 1996, he was Executive Vice President, Secretary and Controller.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information regarding Common Stock market prices and dividends, on page 12 of the Annual Shareholders Report for the year ended June 30, 2000 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Selected  Financial  and  Operating  Data",  on  page   6  of  the  Annual
Shareholders Report for the year ended June 30, 2000, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 7 through 12 of the Annual Shareholders Report for the year ended June 30, 2000, is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to interest rates as a result of the variable interest rates on its $90,000,000 credit arrangement, where the Company's earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company's credit arrangement were to increase by 1% from the rate at June 30, 2000 and (ii) the Company borrowed the maximum amount available under its senior note agreement ($73,431,000) through June 22, 2001 (date of maturity), solely as a result of the increase in interest rates, then the Company's interest expense would increase, resulting in a $452,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data, included on pages 13 through 23 of the Annual Shareholders Report for the year ended June 30, 2000, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 2000 and 1999
Consolidated statements of income for the fiscal years ended June 30, 2000, 1999 and 1998
Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30, 2000, 1999, and 1998
Consolidated statements of cash flows for the fiscal years ended June 30, 2000, 1999, and 1998
Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A relating to its 2000 annual meeting and the election of directors not later than 120 days after the close of its fiscal year. The Company incorporates by reference the information in response to such items set forth in its definitive proxy statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 2000:

                                                                      ANNUAL
                                                                   SHAREHOLDERS
                          DESCRIPTION                              REPORT  PAGE
                          -----------                              ------------
Consolidated  balance sheets as of June 30, 2000 and 1999               13
Consolidated  statements of income  for  the fiscal years
  ended  June  30,  2000,  1999, and 1998                               14
Consolidated statements of changes in shareholders' equity
  for the fiscal years ended June 30, 2000, 1999, and 1998              14
Consolidated statements of cash flows for the fiscal years
  ended June 30, 2000, 1999, and 1998                                   15
Notes to consolidated financial statements                              16
Report of independent auditors                                          24

     (2)Schedule--The following consolidated schedule and information is included in this annual report on Form 10-K on the page indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 DESCRIPTION                              FORM 10-K PAGE
                 -----------                              --------------
Schedule II -- Valuation and qualifying accounts                13


     (3)Listing of Exhibits - See sub-section (c) below.

(b)  Reports on Form 8-K:  None

(c)  EXHIBITS

3. (a) Articles of Incorporation of the Company, restated through March 2, 1999(1).

     (b) By-laws of the Company, as amended and restated through March 12, 1999(1).

4. (a) Rights Agreement dated November 2, 1998, including (i) as Exhibit A - The Form of Articles of Amendment, (ii) as Exhibit B
          - the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C - the Summary Description of the Shareholder Rights Plan(2), as amended by First Amendment to Rights Agreement, dated June 1, 1999.

     (b) Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan(3).

10. (a) Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(4).

     (b) Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan.

     (c) Form of Management Continuity Agreement, effective March 27, 1995, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Mestayer, and Polito(5).

     (d) Form of Director Indemnity Agreement, effective April 27, 1995, unless otherwise indicated, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Erben (November 3, 1997), Francis (September 25, 1995), Guyton (July 1, 1996), Murrill, Redman
          (September   25,  1995),  Slaughter  (September  24,  1998),  and
          Smith(5).

     (e) $125,000,000 Credit Agreement dated as of June 24, 1998 and as amended by First Amendment to Credit Agreement dated July 31, 1998(6), as amended by Second and Third Amendments to the $125,000,000 Credit Agreement dated October 30, 1998 and June 28, 1999, respectively(7), and as amended by Fourth Amendment to $125,000,000 Credit Agreement, dated November 18, 1999.(8)

     (f) Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000.

     (g) Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust.(9), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan(10), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999.

     (h) Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement(9), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan(10).

13. Pages 7 through 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

23.  Consent of Independent Auditors

27.  Financial Data Schedule

___________________
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(2) Incorporated by reference to Exhibits 1, 2, 3 and 4 of the Company's Registration Statement on Form 8-A filed with the Commission on November 19, 1998.
(3) Incorporated by reference from the Registrant's Post-effective amendment No. 1 on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.
(4) Incorporated by reference from Appendix A of the Company's definitive Proxy Statement filed with the Commission on September 23, 1998.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference from the Registrant's Annual Report on form 10-K for the year ended June 30, 1998.
(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999
(8) Incorporated by reference to the Registrant's Report on Form 8-K, dated November 18, 1999.
(9) Incorporated by reference to the Morrison Fresh Cooking, Inc.'s amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.
(10) Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the year ended May 31, 1997.

(5)  SIGNATURES

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

                                   Date: SEPTEMBER 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Norman  C. Frances         9/1/00           /s/  Dale E. Redman                 9/1/00
Norman  C. Frances, Director    Date            Dale E. Redman, Director             Date


/s/ Robert  P. Guyton          9/1/00           /s/  Christel C. Slaughter          9/1/00
Robert  P.   Guyton, Director   Date            Christel C. Slaughter, Director      Date


/s/ Ronald  A. LaBorde         9/1/00           /s/  C. Ray Smith                   9/1/00
Ronald  A. LaBorde, President,  Date            C. Ray Smith, Director               Date
Chief Executive Officer and
Director

/s/   Paul W. Murrill          9/1/00           /s/  Mark L. Mestayer               9/1/00
Paul W. Murrill, Chairman of    Date            Mark L. Mestayer                     Date
the Board                                       Executive Vice President
                                                and Chief Financial Officer
/s/  Ralph Erben              9/1/00            (Principal Financial Officer)
Ralph Erben, Director           Date






/s/  W. Scott Bozzell         9/1/00
W. Scott Bozzell,              Date
Executive Vice President,
Secretary and Controller
(Principal Accounting
Officer)


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


  COL. A                                  COL. B                       COL. C                           COL. D           COL. E

                                                                      ADDITIONS

                                         Balance at          (1)                      (2)
                                         Beginning       Charged to costs      Charged to Other       Deduction--       Balance at
Description                              of Period       and expenses          Accounts-Describe      Describe         End of Period

Reserves for Unit Closings:
Year ended June 30, 2000:
  Property, plant & equipment allowance  $ 1,475,815                                                  $   635,529(A)   $   840,286
  Current liability                              ---                                                          ---              ---
  Long-term liability                     12,693,193                                                    2,592,356(A)    10,100,837
                                         -----------                                                  -----------      -----------
                                         $14,169,008                                                  $ 3,227,885      $10,941,123
                                         ===========                                                  ===========      ===========

Year ended June 30, 1999:
  Property, plant & equipment allowance  $ 1,927,511     $                                            $   451,696(A)   $ 1,475,815
  Current liability                              ---                                                                           ---
  Long-term liability                     20,104,102       1,350,000            (6,777,231)(B)          1,983,678(A)    12,693,193
                                         -----------     -----------           -----------            -----------      -----------
                                         $22,031,613     $ 1,350,000           $(6,777,231)           $ 2,435,374      $14,169,008
                                         ===========     ===========           ===========            ===========      ===========

Year ended June 30, 1998:
  Property, plant & equipment allowance  $ 2,046,488     $   939,000                                  $ 1,057,977(A)   $ 1,927,511
  Current liability                              ---                                                                           ---
  Long-term liability                      2,774,941       2,514,000            16,466,339(B)           1,651,178(A)    20,104,102
                                         -----------     -----------           -----------            -----------      -----------
                                         $ 4,821,429     $ 3,453,000           $16,466,339            $ 2,709,155      $22,031,613
                                         ===========     ===========           ===========            ===========      ===========

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