Form 10-Q
period 2000-09-30
PICCADILLY CAFETERIAS INC
filed 2000-11-13
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from to

Commission file number: 1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0604977 (I.R.S. Employer Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana (Address of principal executive offices)	70816 (Zip Code)

Registrant's telephone number, including area code (225) 293-9440

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of November 1, 2000 was 10,528,368.

PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (Unaudited)

Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Balances at	September 30 2000	June 30 2000
ASSETS
Current Assets
Accounts and notes receivable	$ 1,100	$ 919
Inventories	12,508	12,741
Deferred income taxes	13,579	12,744
Other current assets	317	679
Total Current Assets	27,504	27,083
Property, Plant and Equipment	308,448	307,577
Less allowances for depreciation and unit closings	147,695	143,700
Net Property, Plant and Equipment	160,753	163,877
Goodwill, net of $1,356,000 and $939,000 accumulated amortization at September 30, 2000 and at June 30, 2000
	11,268	11,944
Other Assets	10,737	11,266
Total Assets	$210,262	$214,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$ 69,330	$ 68,391
Accounts payable	9,701	12,461
Accrued interest	431	449
Accrued salaries, benefits and related taxes	20,980	20,871
Accrued rent	4,319	4,438
Other accrued expenses	4,537	4,379
Total Current Liabilities	109,298	110,989
Deferred income taxes	4,772	4,672
Reserve for unit closings	9,665	10,101
Accrued employee benefits, less current portion	9,175	9,127
Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding10,528,368 shares at September 30, 2000 and at June 30, 2000	---	---
	19,141	19,141
Additional paid-in capital	18,735	18,735
Retained earnings	39,752	41,678
	77,628	79,554
Less treasury stock at cost: 25,000 Common Shares at September 30, 2000 and at June 30, 2000	276	273
Total Shareholders' Equity	77,352	79,281
Total Liabilities and Shareholders' Equity	$210,262	$214,170

See Note to Condensed Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Piccadilly Cafeterias, Inc.
(Amounts in thousands - except per share data)
Three Months Ended September 30	2000	1999
Net sales	$109,555	$114,126
Cost and expenses:
Cost of sales	64,997	68,765
Other operating expenses	40,533	42,588
Provision for unit impairments and closings	840	---
General and administrative expenses	3,921	4,002
Interest expense	2,195	1,420
Other expense (income)	(106)	(136)
	112,380	116,639
Income (Loss) Before Income Taxes	(2,825)	(2,513)
Provision for income taxes (benefit)	(892)	(901)
Net Income (Loss)	$(1,933)	$ (1,612)
Weighted average number of shares outstanding	10,504	10,503
Net income (loss) per share -- basic and diluted	$ (.18)	$ (.15)

See Note to Condensed Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Three Months Ended September 30	2000	1999
Operating Activities
Net income (loss)	$(1,933)	$ (1,612)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Depreciation and amortization	4,363	4,152
Expenditures associated with closed units	(395)	(906)
Provision for unit impairments and closings	840	---
Provision for deferred income taxes	(735)	150
Loss on sale of assets	23	60
Pension expense -- net of contributions	379	243
Change in operating assets and liabilities	(2,367)	(1,097)
Net Cash Provided by Operating Activities	175	990

Investing Activities
Purchase of property, plant and equipment	(1,122)	(3,877)
Proceeds from sale of property, plant and equipment	11	1,546
Net Cash Used by Investing Activities	(1,111)	(2,331)

Financing Activities
Proceeds from long-term debt -- net	939	2,599
Treasury stock transactions -- net	(3)	2
Dividends paid	---	(1,260)
Net Cash Provided by Financing Activities	936	1,341

Increase (decrease) in cash and cash equivalents	---	---
Cash and cash equivalents at beginning of period	---	---
Cash and cash equivalents at end of period	$ ---	$ ---
Supplementary Cash Flow Disclosures
Income taxes paid (net of refunds received)	$ (229)	$ 263
Interest paid	$ 1,881	$ 1,366

See Note to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Piccadilly Cafeterias, Inc.

September 30, 2000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Morrison Acquisition

In May 1998, the Company acquired Morrison Restaurants, Inc. ("Morrison") for $57.3 million of total consideration (the "Morrison Acquisition"). The discussion that follows refers to the cafeterias acquired in the Morrison Acquisition as "Morrison cafeterias". Likewise, all other cafeterias are referred to a "Piccadilly cafeterias". At the time of the Morrison Acquisition, Morrison was the largest cafeteria chain in the Southeastern and Mid-Atlantic regions with 142 cafeterias in operation. Morrison cafeterias were similar to the traditional Piccadilly cafeterias in terms of size and markets served. The Company believes the Morrison Acquisition allowed the Company to increase its penetration in its regional markets, enhance its purchasing power and eliminate redundant costs.

The Company began converting Morrison cafeterias to Piccadilly-style cafeterias (the Morrison Conversions) in fiscal 1999. As of September 30, 1999, the Company had completed 112 Morrison Conversions. There were no Morrison Conversions subsequent to September 30, 1999. Since the Morrison Acquisition the Company closed 27 unprofitable cafeterias. Expenses associated with the Morrison Conversions averaged approximately $40,000 per cafeteria for training-team labor, new uniforms, repairs, and supplies. Additional costs of approximately $25,000 per cafeteria, primarily for signage, were capitalized. Nine Morrison cafeterias had not been converted as of September 30, 2000. Three of these cafeterias will continue to operate as Morrison cafeterias. The remaining six cafeterias are in varying stages of lease renewal negotiations and the timing for converting these cafeterias to Piccadilly-style cafeterias is uncertain. The table below shows the number of Morrison Conversions by quarter:
	Morrison Cafeterias Converted For the Quarter Ended
Fiscal Year	September 30	December 31	March 31	June 30	Total
1999	12	16	32	39	99
2000	13	--	--	--	13
Total conversions					112

Fiscal 2001 First Quarter Compared to Fiscal 2000 First Quarter

Net Sales. Net sales for the quarter ended September 30, 2000 decreased $4.6 million, or 4.0%, from the prior year first quarter. The following table reconciles total cafeteria sales to same-store cafeteria sales (cafeterias that were open for three full months in both periods) for the quarters ended September 30, 2000 and 1999:

			Quarter Ended September 30,
	2000		1999
	(sales in thousands)				Sales Change
	Sales	Cafeterias	Sales	Cafeterias
Total cafeteria sales Less sales relating to:	$109,555	242	$114,126	257	(4.0)%
Cafeterias opened since July 1, 1999	1,737	6	313	3
Cafeterias closed since July 1, 1999	---	---	1,690	18
New same-store cafeteria sales	$107,818	236	$112,123	236	(3.8)%

The net decrease in same-store sales of 3.8% reflects a decline in same-store customer traffic of 2.6% combined with a 0.8% decline in check average.

The Company is in the early stages of several sales-building initiatives to attract and increase sales to new customers and retain existing customers. These sales-building initiatives include simplified menu pricing, neighborhood marketing and sponsorship of employee contests. The neighborhood marketing strategies include various customer coupons and discounted meal alternatives to attract new customers. September 2000 was the first full month of the neighborhood marketing initiatives. While there can be no assurance that such trends will continue, same-store sales in September 2000 improved by comparison to the activity in the last two quarters of fiscal 2000. Same-store sales for the three months of the first quarter of fiscal 2001 were down 4.6%, 6.2% and 0.3%, respectively, compared to the three months of the first quarter of fiscal 2000.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses and other expenses as a percentage of net sales for the comparative periods.

	Three months ended September 30
	2000	1999	Change
Cost of sales	59.3%	60.3%	(1.0)%
Other operating expenses	37.0%	37.3%	(0.3)%
General and administrative expenses	3.6%	3.5%	(0.1)%
Other expenses (income)	(0.1)%	(0.1)%	0.0%

Restaurant-Level Income. During the first quarters of fiscal 2001 and 2000, restaurant-level income (net sales less cost of sales and other operating expenses) as a percentage of net sales was 3.7% and 2.4%, respectively.

Cost of Sales. Cost of sales as a percentage of net sales declined 1.0%. That decline results from a 1.0% decrease in labor costs as a percentage of net sales.

Improvement in labor costs, as a percentage of net sales, was due principally to Piccadilly's beginning to realize labor efficiencies at Morrison cafeterias in the second quarter of fiscal 2000, as well as a lower level of labor costs associated with the conversion of Morrison cafeterias to Piccadilly-style cafeterias with no cafeterias being converted in the first quarter of fiscal 2001 compared to 13 conversions in the first quarter of fiscal 2000, and lower labor costs associated with the opening of new cafeterias, with no new cafeterias being opened in the first quarter of fiscal 2001 compared to three new cafeterias opened during the first quarter of fiscal 2000. Factors that offset the labor cost improvement as a percentage of net sales include lower year-over-year sales volumes to offset fixed labor costs.

The Company has begun an outsourcing program in which outside vendors prepare and provide selected components of Piccadilly recipes, which have historically been made from scratch. This initiative is being carefully implemented to maintain consistently high levels of food freshness and quality. The Company expects to significantly reduce operating expenses, principally labor costs, as well as reducing food spoilage and waste and capital expenditures for kitchen equipment. Fiscal 2001 savings are expected to be approximately $2.5 million. This program will be fully implemented by the end of fiscal year 2002. When fully implemented, the Company expects to reduce annual operating expenses by between $8 and $10 million through this outsourcing program. At September 30, 2000, only 34 cafeterias had implemented the outsourcing program for at least one month of the quarter and therefore, expense reductions from this program were not significant for the quarter.

At September 30, 2000, the managers at each of our cafeterias had purchasing responsibility for approximately one-third of the food ingredients used in the cafeterias. The Company is implementing a cost-saving strategy that will significantly reduce the number of food suppliers by centralizing the purchasing function for some or all of these items. The Company has now finalized terms with a poultry supplier and will begin implementation of a centralized purchasing program for poultry products in the second quarter of fiscal 2001. The Company expects to enter into other centralized purchasing arrangements on other food items during the next twelve months. The Company expects to achieve significant volume purchase discounts, resulting in approximately $3 million of annual cost savings once the centralized purchasing program is fully implemented. In addition, centralized purchasing will allow our cafeteria managers to spend more of their time increasing sales and enhancing customer service.

Other Operating Expenses. Other operating expenses decreased 0.3% as a percentage of net sales. The net improvement in other operating expenses is the result of several factors. First, other operating expenses in the first quarter of fiscal 2000 includes costs relating to 13 Morrison Conversions. There were no Morrison Conversions in the first quarter of fiscal 2001. Conversely, the fixed portion of certain operating costs as a percentage of net sales, such as rent, repairs and maintenance, utilities, and depreciation, have increased as cafeteria sales decreased.

Provision for Unit Impairments and Closings. During the quarter ended September 30, 2000, the Company recorded a non-cash charge of $840,000, or $0.06 per share after-tax, related to eight cafeterias expected to close in fiscal 2001. For the twelve months ended September 30, 2000 these cafeterias generated an aggregate of $41,000 of EBITDA. The charge includes amounts for asset impairments under SFAS 121, future rent commitments, and goodwill associated with four Morrison cafeterias to be closed. Three of the scheduled closings are under-performing cafeterias. The leases for the remaining cafeterias are expiring and could not be renewed.

General and Administrative Expenses. General and administrative expenses as a percentage of net sales increased 0.1% but decreased in absolute dollars by $81,000.

Interest Expense. Interest expense increased $775,000 as a result of a higher interest rate on the Company's existing credit facility, the effect of which was partially mitigated by lower debt levels in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Amortization of financing costs included in interest expense in fiscal 2001 and fiscal 2000 was $332,000 and $36,000, respectively.

Liquidity and Capital Resources

The Company has a $90 million credit facility with a syndicated group of banks maturing on June 22, 2001. The credit facility is secured by a first priority lien on substantially all of the current and future assets of the Company. Under the credit facility, the Board may only declare a dividend to the extent of the Company's net income for the prior fiscal quarter. Accordingly, the Company's ability to declare dividends in compliance with the terms of the credit facility is determined by its operating performance.

On February 7, 2000, the Board elected to suspend the Company's regular quarterly dividend of $.12 per share. The suspension of the dividend saves approximately $1.3 million per quarter. The Board concluded that until the Company had demonstrated a sustained operating performance that would support a dividend that could be safely maintained, suspension of the dividend was the prudent course of action.

The balance outstanding under the credit facility is classified as current at September 30, 2000 because the facility matures on June 22, 2001. At September 30, 2000, approximately $7.5 million was available under the credit facility. The Company is evaluating various financing alternatives, including but not limited to credit facility arrangements, high-yield capital market issuances and sale-leaseback arrangements, and is working toward completing such a transaction prior to June 22, 2001. The Company believes that the terms of a new credit arrangement will be less favorable than the existing credit facility.

Management believes that its cash from operations, together with remaining credit available under the credit facility, will be sufficient to provide for the Company's operational needs for the foreseeable future.

Forward-Looking Statements

Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels, other capital expenditures, sales-building and cost-saving strategies, advertising expenditures, the refinancing of its existing credit facility, and the disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in short-term interest rates related to its $90,000,000 credit arrangement. If the variable rates on the Company's credit arrangement were to increase by 1% from the rate at September 30, 2000 and the Company had borrowed the maximum amount available under its senior credit facility ($75.5 million) for the remaining three quarters of fiscal 2001, then, solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $361,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes in such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

PART II -- Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
3.1	Articles of Incorporation of the Company, restated through March 12, 1999(1).
3.2	By-laws of the Company, as restated through March 12, 1999(1).
27	Financial Data Schedule

(b) Reports on Form 8-K -- None.

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant)
By:/s/Ronald A. LaBorde Ronald A. LaBorde Chairman, President and Chief Executive Officer 11/08/00

/s/ Ronald A. LaBorde Ronald A. LaBorde, Chairman, President and Chief Executive Officer	11/08/00 Date

/s/ Mark L. Mestayer Mark L. Mestayer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	11/08/00 Date

/s/ W. Scott Bozzell W. Scott Bozzell, Executive Vice President, Secretary and Controller (Principal Accounting Officer)	11/08/00 Date