Form 10-K/A
period 2000-06-30
PICCADILLY CAFETERIAS INC
filed 2000-11-15
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file Number 1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0604977 (I.R.S. Employer Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana 70816
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (225) 293-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 8, 2000 was $23,042,000.

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

Piccadilly Cafeterias, Inc. (the "Company") hereby amends and supplements the following items of its Annual Report on Form 10-K for the year ended June 30, 2000, to read in their entirety as follows:

PART I

Item 1. Business

Overview

Piccadilly Cafeterias, Inc., founded in 1944, is the largest cafeteria chain in the United States with 238 cafeterias in 16 states. We are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions. We serve a diverse and extremely loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner. We have generated consistent EBITDA over the past five years, with our EBITDA increasing from $24.0 million in fiscal 1996 to $26.7 million in fiscal 2000.

We expect to achieve significant annual cost savings through outsourcing certain food preparation activities and expanding our centralized purchasing. We have successfully implemented outsourcing at 54 of our cafeterias and we intend to roll out this program to our remaining cafeterias during the next two years. We expect this program will result in approximately $2.5 million of cost savings for fiscal 2001. When our outsourcing program is fully implemented, we expect to reduce annual operating expenses by approximately $8 to $10 million. We also expect to save approximately $3 million of annual operating expenses by expanding our centralized purchasing program to include certain food items, such as poultry, that are currently being purchased by the individual cafeteria managers.

In addition, we expect to generate significant incremental EBITDA through our recent acquisition of 142 Morrison cafeterias. Although Morrison cafeterias were experiencing declines in same-store sales prior to the acquisition, we acquired the Morrison cafeterias in May 1998 as a long-term growth strategy. Specifically, the acquisition more than doubled Piccadilly's size, eliminated a major competitor and provided significant upside potential through the improvement of the Morrison operations. We have addressed the declining trends in same-store sales at the Morrison cafeterias during fiscal 1999 and 2000 by (i) closing 27 unprofitable cafeterias, (ii) converting 112 Morrison cafeterias to Piccadilly-style cafeterias and (iii) implementing new marketing programs.

As used herein, EBITDA is net income before provision for income taxes, gain from sale of Ralph & Kacoo's, interest expense, provision for cafeterias impairments and closings and depreciation and amortization. EBITDA should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flow from operating activities or other traditional indicators of operating performance. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure that we believe provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner.

Business Strengths

Dominant Market Share in Core Markets. We are the largest cafeteria chain in the United States with 238 cafeterias, and we are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions. The next largest cafeteria chain in these regions operates 32 cafeterias. Although the family dining industry is very competitive and has grown significantly through the introduction of new restaurant concepts and new restaurant openings, the cafeteria segment has had few new entrants. In addition, the existing major cafeteria chains have generally focused on their existing regional markets. As a result, we have experienced limited competition in our markets for customers seeking a cafeteria-style dining experience.

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

Solid Market Position. Since 1990, eating places revenues have increased at a compound annual growth rate of 5.0% per year to $241.1 billion in 1999. This increase was initially accompanied by the introduction of a significant number of new restaurant concepts and rapid new-restaurant expansion. As a result, the restaurant market has become oversaturated and recently the pace of new-restaurant openings has slowed. Many restaurant chains are now focused on improving sales and profitability at their existing restaurants. During this highly competitive period, we have sustained our operations and maintained a consistent level of EBITDA. Furthermore, with our 238 cafeterias we are well positioned to increase our sales in the current environment of slower new-restaurant growth and continued increases in consumer demand for restaurant dining.

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

Business Strategy

Capitalize on the Morrison Acquisition. In May 1998, Piccadilly acquired 142 Morrison cafeterias, at that time the largest cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States. While the Morrison cafeteria operations had been experiencing declining operations for two years prior to the acquisition, we believed that the acquisition would ultimately be accretive to our operations. Specifically, the acquisition allowed us to eliminate our only major competitor in our markets, more than double the size of our operations, enhance purchasing power, eliminate redundant costs and potentially increase sales at Morrison cafeterias to Piccadilly levels. In fiscal 2000, the Morrison cafeterias contributed only $0.9 million of EBITDA. During that same time period, Morrison cafeterias on average generated only $1.6 million of sales per cafeteria compared to $2.2 million of sales at our traditional Piccadilly cafeterias. We believe that we can substantially increase Morrison EBITDA based on our experience with the traditional Piccadilly cafeterias.

Implement Sales-Building Initiatives. In fiscal 2000, same-store sales declined by 5.2%. Approximately 73% of the declines in same-store sales was attributable to the Morrison cafeterias. During fiscal 1999 and 2000, we were focused on the integration of the Morrison cafeterias. Specifically, during fiscal 1999 and the first quarter of fiscal 2000, we closed 27 unprofitable Morrison cafeterias and converted 112 Morrison cafeterias to Piccadilly-style cafeterias. During the balance of fiscal 2000, we tested several sales-building initiatives at 16 cafeteria locations in order to attract and retain new customers and to increase sales to existing customers. These sales-building initiatives included direct mail marketing and employee incentive programs. These initiatives have been well received by our customers. As a result of these programs, we have experienced a consistent trend of year-over-year sales improvement at these 16 cafeterias, from a decline in monthly sales of 14% in January 2000 to an increase of 6% in September 2000. Due to favorable results at the test cafeterias, we implemented these initiatives on a Company-wide basis in September 2000.

Implement Outsourcing Program. We have historically prepared almost all of our meals from scratch at each cafeteria location. We recently initiated an outsourcing program at 54 of our cafeterias, in which outside vendors prepare and provide selected components of our recipes. For example, the cafeterias will receive certain pre-cut vegetables for salads and entrees, pre-mixed ingredients for certain desserts and side items based on our proprietary receipes and pre-mixed dough for selected bakery products. The outsourcing program has been implemented carefully in order to maintain consistently high levels of food freshness and quality. Based on our experience at these 54 cafeterias, we expect to reduce annual operating expenses by between approximately $8 and $10 million when the outsourcing program is fully implemented. These savings are the result of significantly reduced kitchen labor hours. We intend to roll out the outsourcing program to our remaining cafeterias over the next two years. We expect to achieve $2.5 million of cost savings in fiscal 2001 from our outsourcing program.

Expand Centralized Purchasing Program. Currently, the managers at each of our cafeterias have purchasing responsibility for approximately one-third of the food ingredients used in the meals we serve. We implemented a new program in September 2000 that eliminated over 100 poultry suppliers by centralizing the purchasing function for poultry. Over the next 12 to 15 months, we expect to centralize the purchasing of other food items. Through centralized purchasing, we expect to achieve significant volume purchase discounts, resulting in approximately $3 million of annual cost savings ($1.5 million in fiscal 2001 from poultry alone). In addition, centralized purchasing will allow our cafeteria managers to spend more of their time increasing sales and enhancing customer service.

Cafeteria Operations

Store Design and Layout

Our traditional cafeterias average approximately 10,000 square feet in size and seat approximately 350 customers. During 1997, the Company completed the design of a different cafeteria model, which has approximately 7,500 square feet and seats between 165 to 200 customers. This smaller cafeteria allows the Company to access a broader range of markets at a lower investment cost. As of September 30, 2000, we have opened 10 new cafeterias utilizing this new design and format.

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

Pricing. Historically, we have sold most meals as "bundled" meals that included side items and beverages, although customers have also been able to purchase meals on an a la carte basis. We continuously evaluate our meal pricing structure to assure that we deliver value-oriented meals to our customers. As part of that process, during fiscal 2000, we experimented with alternative bundled meal pricing programs. The most recent version of this program was successfully tested at 10% of our cafeterias through August 2000. This program provides a progression of price-points from approximately $5 to $9 per meal. Each meal includes an entree, two side orders, and a bread selection. For example, popular items like southern fried chicken, fried catfish, and chopped beef are available at the $5 price point while other more expensive items such as steaks, our popular crawfish étouffée and other seafood dishes are available at the $8 and $9 price points. Although the program attempts to focus the customer on the value received in a bundled meal, customers may still purchase items on an a la carte basis. Since implementation of this program, customer response has been positive and check averages have remained constant. We intend to continue to phase in this new program at our other cafeteria locations, while continuing to gather customer feedback and analyzing sales information.

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

Meal Preparation

Under our new outsourcing program, outside vendors have begun to prepare and provide selected components of our recipes. For example, the cafeterias will receive certain pre-cut vegetables for salads and entrees, pre-mixed ingredient for certain desserts and side items based on our proprietary recipes and pre-mixed dough for selected bakery products. Suppliers are responsible for many of the mixing and cooking duties associated with meal preparation and for delivering purchased items to our distributor. The outsourcing program has been implemented carefully in order to maintain consistently high levels of food freshness and quality. We expect that our new outsourcing program will significantly reduce our operating expenses, primarily as a result of significantly reduced kitchen labor costs, as well as reducing food spoilage and waste and capital expenditures for kitchen equipment. We initially tested this program at 14 cafeterias where we saved approximately $34,000 of operating expenses per month. We have recently implemented this program at 40 additional cafeterias and intend to roll out this program to our remaining cafeterias during the next two years. We expect this program will result in approximately $2.5 million of cost savings for fiscal 2001. When fully implemented, we expect to reduce annual operating expenses by between approximately $8 and $10 million through this outsourcing program.

Purchasing and Distribution

Currently, purchasing decisions for approximately one-third of the food ingredients used in the meals served at our cafeterias is under the control of the cafeteria managers, each of whom has the freedom to negotiate with local or regional suppliers for that particular cafeteria, subject to meeting quality specifications. We implemented a new program in September 2000 that eliminated over 100 poultry suppliers by centralizing the purchasing function for poultry. Over the next 12 to 15 months, we expect to centralize the purchasing of other food items. Through centralized purchasing, we expect to achieve significant volume purchase discounts, resulting in approximately $3 million of annual cost savings ($1.5 million in fiscal 2001 from poultry alone). In addition, centralized purchasing will allow our cafeteria managers to spend more of their time increasing sales and enhancing customer service.

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

Employees

As of September 30, 2000, we had approximately 11,100 employees, of whom all but about 100 corporate headquarters employees worked at Piccadilly's 238 cafeterias. On average, each cafeteria operates with three to four managers and assistant managers and employs 50 to 60 employees. Most cafeteria employees are paid on an hourly basis, except cafeteria managers. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

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

Competition

The food service industry is highly competitive and affected by external changes such as economic conditions, disposable income, consumer tastes, and changing population and demographics. Competitive factors include: food quality, variety and price; customer service; location; the number and proximity of competitors; décor; and public reputation. We consider our principal competitors to be other cafeterias, family dining venues, and fast-food operations. Like other food service operations, we follow changes in both consumer preferences for food and habits in patronizing eating establishments.

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

State	Cafeterias
Florida	55
Georgia	40
Louisiana	33
Alabama	21
Tennessee	18
Virginia	16
Texas	15
Mississippi	12
South Carolina	8
Kentucky	5
North Carolina	5
Maryland	3
Missouri	3
Oklahoma	2
Kansas	1
West Virginia	1
Total	238(1)

__________

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

Ronald A. LaBorde, age 44, Chairman, President and Chief Executive Officer, has been the President and Chief Executive Officer of the Company since July 1995 and has been Chairman of the Board since November 6, 2000. From January 1992 to June 1995 he was Executive Vice President, Treasurer and Chief Financial Officer.

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

(1) Financial Statements -- The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 2000:

(2) Schedule -- The following consolidated schedule and information is included in this annual report on Form 10-K on the page indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Description Schedule II -- Valuation and qualifying accounts	Form 10-K Page 13

(3) Listing of Exhibits -- See sub-section (c) below.
(b)	Reports on Form 8-K: None
(c)	EXHIBITS
3.	(a)	Articles of Incorporation of the Company, restated through March 12, 1999(1).
	(b)	By-laws of the Company, as amended and restated through March 12, 1999(1).
4.	(a)

Rights Agreement dated November 2, 1998, including (i) as Exhibit A -- The Form of Articles of Amendment, (ii) as Exhibit B -- the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C -- the Summary Description of the Shareholder Rights Plan(2), as amended by First Amendment to Rights Agreement, dated June 1, 1999.*

	(b)	Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan(3).
10.	(a)	Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(4).
	(b)	Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan.*
	(c)	Form of Management Continuity Agreement, effective March 27, 1995, between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Mestayer, and Polito (5).
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

	(f)	Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000.*
(g)

Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust.(9), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan. (10), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999.*

(h)

Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement(9), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan (10).

13.	Pages 7 through 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000.+
23.	Consent of Independent Auditors+
27.	Financial Data Schedule*

*	Previously filed.
+	Refiled with this Amendment.
(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(2)	Incorporated by reference to Exhibits 1, 2, 3 and 4 of the Company's Registration Statement on Form 8-A filed with the Commission on November 19, 1998.
(3)	Incorporated by reference from the Registrant's Post-effective amendment No. 1 on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.
(4)	Incorporated by reference from Appendix A of the Company's definitive Proxy Statement filed with the Commission on September 23, 1998.
(5)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6)	Incorporated by reference from the Registrant's Annual Report on form 10-K for the year ended June 30, 1998.
(7)	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999
(8)	Incorporated by reference to the Registrant's Report on Form 8-K, dated November 18, 1999.
(9)	Incorporated by reference to the Morrison Fresh Cooking, Inc.'s amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.
(10)	Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the year ended May 31, 1997.

(5)	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
Piccadilly Cafeterias, Inc. (Registrant)
By:/s/ W. Scott Bozzell W. Scott Bozzell Executive Vice President, Secretary, Controller and Principal Accounting Officer
Date: November 15, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
COL. A	COL. B	COL. C	COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to costs and expenses	(2) Charged to Other Accounts-Describe	Deduction-- Describe		Balance at End of Period

Reserves for Unit Closings:

Year ended June 30, 2000:
Property, plant & equipment allowance	$ 1,475,815			$ 635,529	(A)	$ 840,286
Current liability	---			---		---
Long-term liability	12,693,193			2,592,356	(A)	10,100,837
	$ 14,169,008			$ 3,227,885		$ 10,941,123

Year ended June 30, 1999:
Property, plant & equipment allowance	$ 1,927,511	$		$ 451,696	(A)	$ 1,475,815
Current liability	---					---
Long-term liability	20,104,102	1,350,000	(6,777,231)(B)	1,983,678	(A)	12,693,193
	$ 22,031,613	$ 1,350,000	$(6,777,231)	$ 2,435,374		$ 14,169,008

Year ended June 30, 1998:
Property, plant & equipment allowance	$ 2,046,488	$ 939,000		$ 1,057,977	(A)	$ 1,927,511
Current liability	---					---
Long-term liability	2,774,941	2,514,000	16,466,339(B)	1,651,178	(A)	20,104,102
	$ 4,821,429	$ 3,453,000	$16,466,339	$ 2,709,155		$ 22,031,613

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