Form 10-Q
period 2000-12-31
PICCADILLY CAFETERIAS INC
filed 2001-02-13
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended                     December 31, 2000

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of February 2, 2001 was 10,528,368.

PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)

Balances at	December 31	June 30
	2000	2000

ASSETS
Current Assets
Cash and cash equivalents	$ 4,077	$ ---
Accounts receivable	1,154	919
Inventories	12,501	12,741
Deferred income taxes	13,279	12,744
Other current assets	1,145	679

Total Current Assets	32,156	27,083
Property, Plant and Equipment	305,055	307,577
Less allowances for depreciation and unit closings	150,675	143,700

Net Property, Plant and Equipment	154,380	163,877
Goodwill, net of $1,164,000 and $939,000 accumulated amortization at December 31, 2000 and at June 30, 2000	11,126	11,944
Other Assets	18,178	11,266

Total Assets	$ 215,840	$ 214,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$ ---	$ 68,391
Accounts payable	12,350	12,461
Accrued salaries, benefits and related taxes	20,111	20,871
Accrued rent	4,382	4,438
Other accrued expenses	3,948	4,828

Total Current Liabilities	40,791	110,989

Notes Payable to Banks	4,000	---
Notes Payable, net of $7,607,000 unamortized discount at December 31, 2000	72,473	---
Deferred income taxes	4,872	4,672
Reserve for obligations relating to closed cafeterias	7,005	10,101
Accrued employee benefits, less current portion	9,474	9,127

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding 10,528,368 shares at December 31, 2000 and at June 30, 2000	19,141	19,141
Additional paid-in capital	19,195	18,735
Retained earnings	39,165	41,678

	77,501	79,554
Less treasury stock at cost: 25,000 Common Shares at December 31, 2000 and at June 30, 2000
	276	273

Total Shareholders' Equity	77,225	79,281

Total Liabilities and Shareholders' Equity	$ 215,840	$ 214,170

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Piccadilly Cafeterias, Inc.

(Amounts in thousands - except per share data)

		Three Months Ended December 31			Six Months Ended December 31

		2000	1999		2000	1999

Net Sales		$111,202	$116,368		$220,757	$230,494
Cost and expenses:
Cost of sales		65,600	68,428		130,597	137,193
Other operating expense		40,898	40,354		81,431	82,942
Provision for unit impairments and closings		---	---		840	---
General and administrative expense		3,705	3,927		7,626	7,929
Interest expense		2,203	1,639		4,398	3,059
Other expense (income)		(338)	(387)		(444)	(523)

		112,068	113,961		224,448	230,600

INCOME (LOSS) BEFORE INCOME TAXES		(866)	2,407		(3,691)	(106)
Provision for income taxes (benefit)		(279)	932		(1,171)	31

NET INCOME (LOSS)		$(587)	$1,475		$(2,520)	$(137)

Weighted average number of shares outstanding		10,503	10,503		10,504	10,503

Net income (loss) per share -- basic and diluted		$(.06)	$.14		$(.24)	$(.01)

Cash dividends per share	$	---	$.12	$	---	$.24

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)

Six Months Ended December 31	2000	1999

Operating Activities
Net loss	$ (2,520)	$ (137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,753	8,334
Expenditures associated with closed cafeterias	(727)	(1,390)
Provision for deferred income taxes	(335)	60
Provision for unit impairments and closings	840	---
(Gain) Loss on sale of assets	(209)	102
Pension expense, net of contributions	663	577
Change in operating assets and liabilities	(2,437)	867

Net Cash Provided by Operating Activities	4,028	8,413

Investing Activities
Purchase of property, plant and equipment	(2,068)	(5,798)
Proceeds from sales of property, plant and equipment	1,621	1,888

Net Cash Used by Investing Activities	(447)	(3,910)

Financing Activities
Proceeds from issuance of notes, net of discount	72,900	---
Net payments on long-term debt	(64,391)	(1,226)
Financing costs	(8,010)	(758)
Treasury stock transactions	(3)	2
Dividends paid	---	(2,521)

Net Cash Provided (Used) by Financing Activities	496	(4,503)

Change in cash and cash equivalents	4,077	---
Cash and cash equivalents at beginning of period	---	---

Cash and cash equivalents at end of period	$ 4,077	$ ---

Supplemental Cash Flow Disclosures:

Income taxes paid (net of refunds received)	$ (47)	$ (4,089)

Interest paid	$ 2,791	$ 2,167

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Piccadilly Cafeterias, Inc.
 December 31, 2000

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

    These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Piccadilly Cafeterias, Inc. annual report on Form 10-K for the year ended June 30, 2000. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Piccadilly Cafeterias, Inc. annual report on Form 10-K.

    Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established cafeterias is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting the general seasonal retail activity.

NOTE 2: LONG-TERM DEBT

    On December 21, 2000, the Company closed a debt offering of (1) 71,000 "A" units consisting in the aggregate of $71 million principal amount of Senior Secured Notes due 2007 and warrants to purchase 746,210 shares of its common stock and (2) 4,500 "B" units consisting in the aggregate of $4.5 million principal amount of Term B Notes due 2007 (secured equally with the Senior Secured Notes) and warrants to purchase 47,925 shares of its common stock. In addition, the Company entered into a $5.5 million term loan credit facility with warrants to purchase 57,805 shares of common stock. Amounts borrowed under the term loan credit facility are subject to terms substantially similar to those of the Term B Notes due 2007 included as part of the "B" units.

    The gross proceeds from the offerings and term loan credit facility were $72.9 million. The Company used the net proceeds from the unit offerings and borrowings under the term loan credit facility to repay approximately $67 million in debt outstanding under the Company's credit facility, which was scheduled to mature on June 22, 2001.

    Interest is payable semi-annually on the Senior Secured Notes at an initial rate of 12%, subject to annual adjustment beginning November 1, 2001. Interest is payable quarterly, beginning February 1, 2001, on the Term B Notes and the term loan credit facility at a floating rate equal to LIBOR plus 4.5%. The exercise price for the warrants is $1.16875, which was 110% of the closing sales price of the Common Stock on the date prior to closing.

    Concurrently with the offerings, the Company entered into a $25 million senior credit facility to replace the previous credit facility. The $25 million senior credit facility will terminate in three years. The senior credit facility, and amounts borrowed thereunder, will bear interest at variable rates based upon the Company's leverage ratio. Approximately $12 million of the senior credit facility will be used to support existing commercial letters of credit, and the remainder will be available to provide working capital and for other purposes.

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

    The Company began converting Morrison cafeterias to Piccadilly-style cafeterias (the Morrison Conversions) in fiscal 1999. As of September 30, 1999, the Company had completed 112 Morrison Conversions. There were no Morrison Conversions subsequent to September 30, 1999. Since the Morrison Acquisition the Company closed 27 unprofitable cafeterias. Expenses associated with the Morrison Conversions averaged approximately $40,000 per cafeteria for training-team labor, new uniforms, repairs, and supplies. Additional costs of approximately $25,000 per cafeteria, primarily for signage, were capitalized. Eight Morrison cafeterias had not been converted as of December 31, 2000. Three of these cafeterias will continue to operate as Morrison cafeterias. The remaining six cafeterias are in varying stages of lease renewal negotiations and the timing for converting these cafeterias to Piccadilly-style cafeterias is uncertain. The table below shows the number of Morrison Conversions by quarter:
	Morrison Cafeterias Converted For the Quarter Ended

Fiscal Year	September 30	December 31	March 31	June 30	Total

1999	12	16	32	39	99
2000	13	--	--	--	13

Total conversions					112

Strategic Business Initiatives

Outsourcing Program: The Company has historically prepared almost all of its meals from scratch at each cafeteria location. An outsourcing program has been initiated at 53 cafeterias through December 31, 2000, in which outside vendors prepare and provide selected components of the Company's recipes. For example, the cafeterias will receive certain pre-cut vegetables for salads and entrees, pre-mixed ingredients for certain desserts and side items based on the Company's proprietary recipes and pre-mixed dough for selected bakery products. The outsourcing program is being implemented carefully in order to maintain consistently high levels of food freshness and quality. Although food costs are higher under this program as a result of purchasing prepared components of various recipes, the Company expects to achieve significant savings in operating expenses, primarily labor costs as a result of reduced kitchen hours. We intend to implement the outsourcing program at all cafeterias by September 30, 2001.

Centralized Purchasing Program: Prior to September 2000, the managers at each cafeteria had purchasing responsibility for approximately one-third of the food ingredients used in the meals served by the cafeterias. The Company finalized the terms with a major poultry supplier in September 2000, and during the second quarter began implementing central purchasing of poultry that eliminated over 100 poultry suppliers, resulting in lower poultry costs per pound. Over the next nine months the Company expects to centralize the purchasing of other food items, including red meat and produce. Through the centralized purchasing program the Company expects to achieve significant purchasing cost reductions through volume discounts.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

    Net Sales. Net sales for the quarter ended December 31, 2000 decreased $5.2 million, or 4.4%, from the prior year second quarter. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the quarters ended December 31, 2000 and 1999.  The Company defines same-store cafeterias as those cafeterias that were open for three full months in both periods.

	Quarter Ended December 31,

	2000		2000
					Sales Change
	Sales	Cafeterias	Sales	Cafeterias

	(Sales in thousands)
Total cafeteria net sales	$111,202	242	$116,368	245	(4.4)%
Less net sales relating to:
Cafeterias opened since
October 1, 1999	844	2	685	1
Cafeterias closed since
October 1, 1999	915	7	3,495	11

Net same-store cafeteria sales	$109,443	233	$112,188	233	(2.4)%

    The net decrease in same-store net sales of 2.4% reflects a decline in same-store customer traffic of 3.3% combined with a 0.9% increase in check average. The check average increase is primarily due to a price increase implemented during the last week of December 2000. In comparison to relatively mild weather in December last year, extreme cold weather and frozen precipitation resulted in approximately 100 lost sales-days in December 2000.

   The Company implemented several sales-building initiatives during the last month of the first quarter to attract and retain new customers and increase sales to existing customers. These sales-building initiatives included neighborhood marketing, sponsorship of employee contests, and simplified menu pricing. The neighborhood marketing strategies included various customer coupons and discounted meal alternatives to attract new customers. While results from September 2000 did show improved sales trends, these results were not sustained in the second quarter. The Company remains focused on unit-level marketing but has no discounting tactics scheduled for the third quarter.

   The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods:

	Three months ended December 31,
			Change
	2000	1999

Cost of sales	59.0%	58.9%	0.1%
Other operating expenses	36.8%	34.7%	2.1%
General and administrative expenses	3.3%	3.4%	(0.1)%
Other expenses (income)	(0.3)%	(0.3)%	0.0%

     Cost of Sales. Cost of sales as a percent of net sales increased 0.1%. That increase results from a 1.1% increase in food costs as a percent of net sales and a 1.0% decrease in labor costs as a percent of net sales.

    The increase in food costs, as a percent of net sales, is due primarily to price inflation related to purchases of red meat and fresh produce. In addition, the Company implemented its outsourcing program at several cafeterias during the first and second quarters (see separate discussion in "Strategic Business Initiatives" above), resulting in higher food costs as a percent of sales. The increase in food costs as a percent of net sales at these 53 cafeterias was offset by decreases in labor costs as discussed below. Additionally, the Company's holiday turkey meal packages were sold this year at a price $3.00 less than last year's price for competitive reasons.

   The decrease in labor costs, as a percent of net sales, is due primarily to labor savings realized from the Company's outsourcing program (see separate discussion in "Strategic Business Initiatives" above). The Company also continued to realize labor efficiencies at the Morrison cafeterias that had begun in the second quarter ended December 31, 2000. These efficiencies have resulted in the Morrison cafeterias operating at labor standards comparable to the Piccadilly cafeterias. Factors that offset the labor cost improvement as a percent of net sales include lower year-over-year sales volumes to offset fixed labor costs.

   Other Operating Expenses. Other operating expenses increased 2.1% as a percent of net sales. The increase in other operating expenses is primarily the result of the increase in discounting and coupon costs relating to the Company's sales-building initiatives. These sales discounts and related promotion costs increased 1.4% over last year as a percent of net sales. High fuel prices caused utility costs as a percent of net sales to increase 0.7% over the prior year second quarter. Additionally, the fixed portion of certain operating costs such as rent, repairs and maintenance, utilities, and depreciation, have increased as a percent of net sales as cafeteria sales decreased.

   General and Administrative Expenses. General and administrative expenses as a percent of net sales decreased 0.1% and decreased in absolute dollars by $222,000 due to lower corporate overhead costs.

   Interest Expense. Interest expense increased $564,000 as a result of a higher interest rate on the Company's credit facilities. Amortization of deferred financing costs and bond discount included in interest expense in fiscal 2001 and fiscal 2000 was $371,000 and $105,000, respectively.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

   Net sales. Net sales for the first six months of fiscal 2001 decreased $9.7 million, or 4.2%, from the same six-month period last year. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the six months ended December 31, 2000 and 1999.  The Company defines same-store cafeterias as those cafeterias that were open six full months in both periods.

	Six Months Ended December 31,

	2000		1999
					Sales Change
	Sales	Cafeterias	Sales	Cafeterias

	(sales in thousands)
Total cafeteria net sales	$220,757	246	$230,494	249	(4.2)%
Less net sales relating to:
Cafeterias opened since
July 1, 1999	3,565	4	2,023	3
Cafeterias closed since
July 1, 1999	3,000	11	7,615	25

Net same-store cafeteria sales	$214,195	231	$220,856	231	(3.0)%

    The net decrease in same-store net sales of 3.0% reflects a decline in same-store customer traffic of 3.1% combined with a check average increase of 0.1%.

   The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses as a percent of net sales for the comparable periods.

	Six months ended December 31

	2000	1999	Change

Cost of sales	59.2%	59.5%	(0.3)%
Other operating expenses	36.9%	36.0%	0.9%
General and administrative expenses	3.4%	3.4%	0.0%
Other expenses (income)	0.2%	0.2%	0.0%

   Cost of Sales. Cost of sales as a percent of net sales decreased 0.3%. That decrease results from a 0.6% increase in food costs as a percent of net sales and a 0.9% decrease in labor costs as a percent of net sales.

   The increase in food costs, as a percent of net sales, is due primarily to price inflation related to purchases of red meat and fresh produce. In addition, the Company implemented its outsourcing program at several cafeterias during the first and second quarters (see separate discussion in "Strategic Business Initiatives" above), resulting in higher food costs as a percent of net sales. The increase in food costs as a percent of net sales at these 53 cafeterias was offset by decreases in labor costs as discussed below. Additionally, the Company's holiday turkey meal packages were sold this year at a price $3.00 less than last year's price for competitive reasons.

   The decrease in labor costs, as a percent of net sales, is due primarily to labor efficiencies that continued to be realized at the Morrison Cafeterias that had begun in the second quarter ended December 31, 2000. These efficiencies have resulted in the Morrison cafeterias operating at labor standards comparable to the Piccadilly cafeterias. The Company also realized labor savings from its outsourcing program (see separate discussion in "Strategic Business Initiatives" above). In addition, the Company realized lower labor costs associated with the conversion of Morrison cafeterias to Piccadilly-style cafeterias with no cafeterias being converted in fiscal 2001 compared to 13 cafeterias in the prior year comparable periods (see separate discussion in "The Morrison Acquisition" above). Conversely, factors that offset the labor cost improvement as a percent of net sales include lower year-over-year sales volumes to offset fixed labor costs.

   Other Operating Expenses. Other operating expenses increased 0.9% as a percent of net sales, primarily due to increased discounting and coupon costs relating to the Company's sales-building initiatives. These sales discounts and related promotion costs increased 0.9% over last year as a percent of net sales. High fuel prices caused utility costs as a percent of net sales to increase 0.7% over the prior year six-month period. The fixed portion of certain operating costs such as rent, repairs and maintenance, utilities, and depreciation, have increased as a percent of net sales as cafeteria sales decreased. Factors that offset the increase in other operating expenses include costs associated with the conversion of 13 Morrison cafeterias to Piccadilly-style cafeterias in fiscal 2000 with no cafeterias converted in fiscal 2001 (see separate discussion in "The Morrison Acquisition" above).

   Provision for Unit Impairments and Closings. During the quarter ended September 30, 2000, the Company recorded a non-cash charge of $840,000, or $0.06 per share after-tax, related to eight cafeterias expected to close in fiscal 2001. The charge includes amounts for asset impairments under SFAS 121, future rent commitments, and goodwill associated with four Morrison cafeterias to be closed. Three of the cafeteria closings are under-performing cafeterias. The leases for the remaining cafeterias are expiring and could not be renewed. Seven of the eight cafeterias closed during the quarter ended December 31, 2000.

   General and Administrative Expenses. General and administrative expenses as a percent of net sales were 3.4% for both six-month periods and decreased $303,000 in absolute dollars due to lower corporate overhead costs.

    Interest Expense. Interest expense increased $1.3 million as a result of higher interest rates on the Company's credit facilities. Also, amortization of deferred financing costs and bond discount included in interest expense in the first six months of fiscal 2001 and fiscal 2000, respectively, was $703,000 and $141,000, respectively.

Trends and Uncertainties

   It is possible that continuing sales erosion at individual cafeterias could result in the closing of such cafeterias and additional non-cash charges for rental reserves and asset impairment, including impairment of goodwill.

    The Company expects to complete an analysis prior to June 30, 2001, of its operations to determine if certain cafeterias should be closed in the near term, and if leases for other cafeterias should be allowed to expire without renewal.  These decisions could result in a provision for impairment, including goodwill, and lease-related obligations to close certain cafeterias.  Decisions to not renew certain leases could result in a reduction of the useful lives of the lease-related assets.

   The U.S. Congress periodically considers proposals to increase the federal minimum wage. An increase in the federal minimum wage would have an adverse effect on the Company's operating costs. Historically, the Company has absorbed minimum wage increases through price increases. The Company operates in a highly competitive industry and may be unable to transfer all or a portion of such higher operating costs to its customers.

Liquidity and Capital Resources

   The Company refinanced its credit facility on December 21, 2000, which was scheduled to mature on June 22, 2001. See Note 2 to the Condensed Consolidated Financial Statements above for more discussion.

    All capital expenditures for fiscal 2001 are being funded from cash flows from operations and long-term debt. Capital expenditures for the six months ended December 31, 2001 were $2.0 million. The Company sold an undeveloped site in Shawnee Mission, Kansas for $1.6 million during the second quarter. Capital expenditures for the remainder of the fiscal year are expected to approximate $2.5 million.

    Management believes that its cash from operations, together with remaining credit available under its credit facility, will be sufficient to provide for the Company's operational and capital expenditure needs for the foreseeable future.

Forward-Looking Statements

   Forward-looking statements regarding management's present plans or expectations for new cafeteria openings, remodels, other capital expenditures, sales-building and cost-saving strategies, advertising expenditures, and the disposition of impaired cafeterias involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Company is exposed to changes in short-term interest rates related to its credit facilities. If the variable rates on the Company's credit facilities ($4.5 million Term B Notes, $5.5 million term loan credit facility, and $25.0 million senior credit facility) were to increase by 1% from the rate at December 31, 2000 and the Company had borrowed the maximum amount available under those facilities ($35.0 million) for the remaining two quarters of fiscal 2001, then, solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $0.1 million decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

PART II -- Other Information.

Item 4. Submission of matters to vote of security holders

The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 6, 2000, and 9,159,091 shares were represented. The voting tabulation follows:

The election of the following to the Board of Directors:

	For	Withheld
Ronald A. LaBorde	8,857,193	301,898
James F. White, Jr.	8,798,022	361,069
Joseph H. "Jay" Campbell, Jr.	8,798,237	360,854

The following director's terms of office continued after the Meeting: Norman C. Francis, Dale E. Redman, C. Ray Smith, Robert P. Guyton, and Christel C. Slaughter. The terms of directors Paul W. Murrill and Ralph P. Erben expired on that same date.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1	Articles of Incorporation of the Company, restated through March 12, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	By-laws of the Company, as restated through March 12, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

4.1	Indenture dated December 21, 2000, between the Company and Bank of New York (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

4.2	Purchase Agreement dated December 12, 2000, as amended and restated on December 19, 2000, effective on December 21, 2000, between the Company and Jefferies & Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

4.5	Form of Exchange Note (included as part of Exhibit 4.1).

10.1	Intercreditor Agreement dated December 21, 2000, among the Company, Hibernia National Bank and The Bank of New York (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.2	Credit Agreement dated December 21, 2000, among the Company, Hibernia National Bank and the lenders named therein (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.3	Pledge and Securities Account Agreement dated December 21, 2000, between the Company and Hibernia National Bank (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.4	Term Loan Credit Agreement, dated December 21, 2000, among the Company, Hibernia National Bank and each lender named therein (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.5	Warrant Agreement dated December 21, 2000, between the Company and The Bank of New York (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.6	Registration Rights Agreement dated December 21, 2000, between the Company and Jefferies and Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001).

10.10

Form of Director Indemnity Agreement, effective November 6, 2000, between Piccadilly Cafeterias, Inc. and each of Messrs. and Ms. LaBorde, Francis, Guyton, Redman, Slaughter, Smith, White and Campbell (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

(b)     Reports on Form 8-K

    Current Report on Form 8-K filed November 15, 2000.
    Current Report on Form 8-K filed December 13, 2000.
    Current Report on Form 8-K filed December 20, 2000.
    Current Report on Form 8-K filed December 21, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant) By:/s/ Ronald A. LaBorde Ronald A. LaBorde Chairman, President and Chief Executive Officer 02/12/01

/s/ Ronald A. LaBorde	02/12/01
Ronald A. LaBorde, Chairman, President and Chief Executive Officer	Date

/s/ Mark L. Mestayer	02/12/01
Mark L. Mestayer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ W. Scott Bozzell	02/12/01
W. Scott Bozzell, Executive Vice President, Secretary and Controller (Principal Accounting Officer)	Date