Form 10-Q
period 2001-03-31
PICCADILLY CAFETERIAS INC
filed 2001-05-11
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended  March 31, 2001

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

(225) 293-9440
 Registrant's telephone number, including area code

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of May 7, 2001, was 10,528,368.

PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands except share data)
Balances at	March 31	June 30
	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$ 4,384	$ ---
Accounts and notes receivable	919	919
Inventories	12,440	12,741
Deferred income taxes	4,289	12,744
Other current assets	2,047	679

Total Current Assets	24,079	27,083
Property, Plant and Equipment	264,783	306,737
Less allowances for depreciation	142,181	142,860

Net Property, Plant and Equipment	122,602	163,877
Goodwill, net of $976,000 and $532,000 accumulated amortization at March 31, 2001 and at June 30, 2000, respectively	4,551	11,944
Deferred Financing Costs, net	6,278	1,180
Other Assets	8,807	10,086

Total Assets	$ 166,317	$ 214,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$ ---	$ 68,391
Accounts payable	10,593	12,461
Accrued salaries, benefits and related taxes	19,917	20,871
Accrued rent	4,057	4,438
Other accrued expenses	6,689	4,828

Total Current Liabilities	41,256	110,989

Notes Payable, net of $5,805,000 unamortized discount at March 31, 2001	55,195	---
Deferred Gain on Sale-Leaseback	1,258	---
Deferred Income Taxes	4,289	4,672
Reserve for Obligations Relating to Closed Cafeterias	5,706	10,101
Accrued Employee Benefits, less current portion	8,889	9,127

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding 10,528,368 shares at March 31, 2000 and 10,528,368 shares at March 31, 2000 and at June 30, 1999	19,141	19,141
Additional paid-in capital	18,735	18,735
Retained earnings	12,121	41,678

	49,997	79,554
Less treasury stock at cost: 25,000 Common Shares at March 31, 2000 and at June 30, 1999	273	273

Total Shareholders' Equity	49,724	79,281

Total Liabilities and Shareholders' Equity	$ 166,317	$ 214,170

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Piccadilly Cafeterias, Inc.

(Amounts in thousands -- except per share data)
	Quarter Ended March 31		Nine Months Ended March 31

	2001	2000	2001	2000

Net sales	$ 103,353	$110,022	$324,110	$340,516
Cost and expenses:
Cost of sales	58,393	64,233	188,990	201,426
Other operating expense	39,253	38,843	120,684	121,785
General and administrative expense	3,318	3,479	10,718	11,227
Interest expense	3,155	2,005	7,553	5,064
Other expense (income)	(80)	(101)	(524)	(624)
Provision for cafeteria impairments and closings	9,866	---	10,406	---
Amortization and write-off of goodwill	4,775	113	5,301	294

	118,680	108,572	343,128	339,172

Income (Loss) Before Income Taxes and Extraordinary Charge	(15,327)	1,450	(19,018)	1,344
Provision for income taxes	9,243	578	8,072	609

Income (Loss) Before Extraordinary Charge	(24,570)	872	(27,090)	735
Extraordinary charge - loss on early retirement of debt	2,467	---	2,467	---

Net Income (Loss)	$ (27,037)	$ 872	$(29,557)	$ 735

Weighted average number of shares outstanding	10,506	10,502	10,504	10,503

Net income (loss) per share before extraordinary charge -- basic and assuming dilution	$ (2.34)	$ .08	$ (2.58)	$ .07

Extraordinary charge per share-- basic and assuming dilution	$ (.23)	$ ---	$ (.23)	$ ---

Net income (loss) per share -- basic and assuming dilution	$ (2.57)	$ .08	$ (2.81)	$ .07

Cash dividends per share	$ ---	$ ---	$ ---	$ .24

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Nine Months Ended March 31	2001	2000

Operating Activities
Net income (loss)	$ (29,557)	$ 735
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation of property and equipment and amortization of deferred financing costs	12,828	12,070
Amortization and impairment of goodwill	5,301	294
Expenditures associated with closed cafeterias	(985)	(2,044)
Provision for cafeteria impairments and closings	10,406	---
Extraordinary charge -- loss on early extinguishment of debt	2,467	---
Deferred gain on sale-leaseback	1,258	---
Provision for deferred income taxes	8,072	300
(Gain) Loss on sales of assets	(23)	157
Pension expense, net of contributions	836	850
Change in operating assets and liabilities	1,828	(1,562)

Net Cash Provided by Operating Activities	12,431	10,800

Investing Activities
Purchases of property, plant and equipment	(3,136)	(6,742)
Proceeds from sales of property, plant and equipment	3,352	2,462

Cash Provided by (Used in) Investing Activities	216	(4,280)

Financing Activities
Proceeds from issuance of notes, net of discount	72,900	---
Proceeds from sale-leaseback transaction	20,006
Payments on long-term debt	(92,391)	(874)
Financing costs	(8,778)	(1,871)
Treasury stock transactions	---	5
Dividends paid	---	(3,780)

Net Cash Used in Financing Activities	(8,263)	(6,520)

Change in cash and cash equivalents	4,384	---
Cash and cash equivalents at beginning of period	---	---

Cash and cash equivalents at end of period	$ 4,384	$ ---

Supplemental Cash Flow Disclosures:
Income taxes paid (net of refunds received)	$ (57)	$ (669)
Interest paid	2,949	4,696

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Piccadilly Cafeterias, Inc.

March 31, 2001

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

            Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in customer volume. Customer volume at established cafeterias is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting general seasonal retail activity.

NOTE 2: PROVISIONS FOR CAFETERIA IMPAIRMENT AND CLOSINGS AND GOODWILL IMPAIRMENT

             Management has completed its previously announced analysis of the performance of the Company's cafeterias to determine if leases for certain cafeterias should be allowed to expire without renewal and is continuing its analysis to determine whether certain cafeterias should be closed in the near term. As a result of this analysis, the Company recorded asset impairment charges of $9.9 million for property, plant, and equipment and $4.7 million for goodwill at March 31, 2001.

            Under the Company's accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flows, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In connection with its analysis of each cafeteria's operations, management considered whether projected cafeteria-level cash flows warranted renewing the related cafeteria lease, if any, upon expiration. Management has determined that certain leases may not be renewed, and with respect to those cafeterias has revised its forecasts of undiscounted future operating cash flows accordingly. Primarily as a result of these revised forecasts, management has determined that long-lived assets for 61 cafeterias, including 47 cafeterias acquired in the 1998 purchase of Morrison Restaurants, Inc. ("Morrison"), were impaired at March 31, 2001 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121).

            Goodwill recorded by the Company relates to purchase of Morrison. If a Morrison cafeteria is determined to be impaired or is closed, the Company records an impairment charge for the cafeteria's pro-rata portion of unamortized goodwill. Remaining goodwill is evaluated for impairment as discussed in the Company's accounting policy for impairment of long-lived assets in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

            The Company is performing additional assessments relating to 13 leased cafeterias (for which impairment charges were recorded in the third quarter) because the cash flows from those cafeterias were not sufficient to contribute to lease-related costs. For the twelve months ended March 31, 2001, EBITDA (earnings before interest, taxes, depreciation, and amortization) for the 13 cafeterias under consideration was $(1.9) million. EBITDA before lease-related costs for the twelve months ended March 31, 2001, was $(0.4) million. The impairment charges recorded in the quarter ended March 31, 2001 included $1.2 million for these cafeterias. The minimum remaining lease lives of these cafeterias range from less than one year up to six years. Estimated remaining lease-related costs for these 13 cafeterias amounts to $3.1 million. During the quarter ending June 30, 2001, management will complete its assessment and decide whether to close some or all of these cafeterias. If there are cafeteria closings, the Company will record charges in connection with those closings and in accordance with Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (EITF 94-3). EITF 94-3 requires that such liabilities be recorded in the period in which the Company approves an exit plan that will result in the incurrence of costs that have no future economic benefit.

NOTE 3: MANAGEMENT REORGANIZATION

            In May 2001, the Company initiated a management reorganization that eliminates 25 executive and district operations management positions. During the quarter ending June 30, 2001, the Company will record an estimated charge of approximately $1.5 million related to severance costs in connection with this reorganization and in accordance with EITF 94-3.

 NOTE 4: LONG-TERM DEBT

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

            The gross proceeds from the offerings were $72.9 million. After paying transaction costs, the Company used the net proceeds from the unit offerings and borrowings under the Term Loan Credit Facility to repay approximately $67 million in borrowings outstanding under the Company's credit facility that was scheduled to mature on June 22, 2001.

            Interest is payable semi-annually on the Senior Secured Notes at an initial annual rate of 12%, subject to annual adjustment beginning November 1, 2001. Interest is payable quarterly, beginning February 1, 2001, on the Term B Notes and the Term Loan Credit Facility at a floating rate equal to LIBOR plus 4.5%. The exercise price for the warrants is $1.16875, which was 110% of the closing sales price of the Common Stock on the date prior to closing.

            Concurrently with the debt offerings, the Company entered into a $25 million Senior Credit Facility to replace the previous credit facility. The Senior Credit Facility expires on December 31, 2003. The Senior Credit Facility, and amounts borrowed thereunder, bears interest at variable rates based upon the Company's leverage ratio. The Senior Credit Facility supports existing commercial letters of credit and working capital needs. The letters of credits collateralize the Company's retention limits under self-insurance arrangements for liability and casualty losses.

            On March 30, 2001, the Company completed a sale-leaseback transaction of 12 properties. The Company received $19.5 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for continued operation of cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. On March 30, 2001, the Company used the net proceeds to repurchase from a note holder at 92.5% of face value $15.5 million of the 12% Senior Secured Notes and $4.5 million of the floating rate Term B Notes and on April 13, 2001, the Company purchased from the same note holder $0.5 million of the 12% Senior Secured Notes. The Company recorded a $2.5 million extraordinary charge, primarily for the write-off of deferred financing costs associated with the extinguished debt. The sale of the 12 properties resulted in a $1.3 million deferred gain, which will be amortized over the initial term of the lease. Net rent expense during the initial term will be approximately $2.3 million annually, and the assets sold and leased back previously had annual depreciation expense of approximately $0.8 million.

            Upon the sale of the 12 properties the total borrowing availability under the Company's Senior Credit Facility was reduced from $25 million to approximately $19.2 million. As of March 31, 2001, the Company had $11.5 million in undrawn letters of credit under the Senior Credit Facility and no borrowings outstanding under the Senior Credit Facility, leaving approximately $7.7 million of credit availability, subject to final resolution of the covenant issue discussed below.

            The Senior Credit Facility contains financial covenants that require the Company, among other things, to maintain a minimum level of tangible net worth. At March 31, 2001, the tangible net worth required to be maintained by the Company was $36.8 million. As a direct result of the $9.9 million charge for cafeteria impairments and closings during the quarter ended March 31, 2001, the Company's tangible net worth declined to approximately $33.1 million, and the Company does not comply with the loan covenant.

            The Company's management has discussed with representatives for the agent bank a proposed amendment to the credit facility that would reduce the amount of tangible net worth required to be maintained by the Company to a level that will accommodate not only the third quarter charges, but also the additional charges that the Company expects to record during the fourth quarter. The agent bank representatives have indicated a willingness to present this proposal to the other lender in the lending group. Assuming the banks accept this recommendation, the Company intends to have the amendment to its credit facility completed within one month.  As of March 31, 2001, there were no covenant violations with respect to the Senior Secured Notes, Term B Notes, or the Term Credit Facility and there are no cross defaults.

NOTE 5: INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:
	(In thousands)
	March 31	June 30
	2001	2000

Deferred tax assets:
Accrued expenses and cafeteria closing reserves	$ 12,999	$ 12,894
NOL and tax credit carryforwards	14,890	11,820

	27,889	24,714
Valuation allowance	(14,087)	---

	13,802	24,714
Deferred tax liabilities, primarily property, plant and equipment	13,802	16,642

Net deferred tax assets	$ ---	$ 8,072

            At June 30, 2000, the Company had deferred tax assets of $24.7 million. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. At June 30, 2000, the Company provided no valuation allowance for deferred tax assets because management believed that the deferred tax assets were realizable through future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies, including sale-leaseback transactions.

            However, for the quarter ended March 31, 2001, the Company recorded a net loss before income taxes and extraordinary charge of $15.3 million and an extraordinary charge of $2.5 million resulting in cumulative pre-tax losses for recent years. Under this circumstance, the provisions of FAS 109 further restrict assumptions regarding the realizability of deferred tax assets.  Accordingly, the Company provided a $14.1 million valuation allowance for its deferred tax assets as of March 31, 2001.

            The components of the provision for income taxes are as follows:
(In thousands)
	Quarter Ended March 31	Nine Months Ended March 31
	2001	2001

Current	$ --	$ --
Deferred	1,171	--
Change in deferred tax valuation allowance due to change in circumstances	8,072	8,072

Total provision for income taxes	$ 9,243	$ 8,072

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Morrison Acquisition

            In May 1998, the Company acquired Morrison Restaurants, Inc. ("Morrison") for $57.3 million of total consideration (the "Morrison Acquisition"). The discussion that follows refers to the cafeterias acquired in the Morrison Acquisition as "Morrison cafeterias". Likewise, all other cafeterias are referred to as "Piccadilly cafeterias." At the time of the Morrison Acquisition, Morrison was the largest cafeteria chain in the Southeastern and Mid-Atlantic regions with 142 cafeterias in operation. Morrison cafeterias were similar to the traditional Piccadilly cafeterias in terms of size and markets served. The Morrison Acquisition allowed the Company to increase its penetration in its regional markets, enhanced its purchasing power and eliminated redundant costs. The Company began converting Morrison cafeterias to Piccadilly-style cafeterias (the Morrison Conversions) in fiscal 1999. As of September 30, 1999, the Company had completed 112 Morrison Conversions. There were no Morrison Conversions subsequent to September 30, 1999.

Provisions for Cafeteria Impairment and Closings and Goodwill Impairments

            Management has completed its previously announced analysis of the performance of the Company's cafeterias to determine if leases for certain cafeterias should be allowed to expire without renewal and is continuing its analysis to determine whether certain cafeterias should be closed in the near term. As a result of this analysis, the Company recorded asset impairment charges of $9.9 million for property, plant and equipment and $4.7 million for goodwill at March 31, 2001. See further discussion in Fourth Quarter Charges.

            Under the Company's accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flows, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In connection with its analysis of each cafeteria's operations, management considered whether projected cafeteria-level cash flows warranted renewing the related cafeteria lease, if any, upon expiration. Management has determined that certain leases may not be renewed, and with respect to those cafeterias has revised its forecasts of undiscounted future operating cash flows accordingly. Primarily because of these changes in forecasts, management has determined that long-lived assets for 61 cafeterias, including 47 Morrison cafeterias, were impaired at March 31, 2001 in accordance with FAS 121.

            Goodwill recorded by the Company relates to the purchase of Morrison. If a Morrison cafeteria is determined to be impaired or is closed, the Company records an impairment charge for the cafeteria's pro-rata portion of unamortized goodwill. Remaining goodwill is evaluated for impairment as discussed in the Company's accounting policy for impairment of long-lived assets in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

 Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

            Net Sales. Net sales for the quarter ended March 31, 2001 decreased $6.7 or 6.1%, from the prior year third quarter. The following table reconciles total cafeteria net sales to same-store cafeteria net sales (for cafeterias that were open for three full months in both periods) for the quarters ended March 31, 2001 and 2000:
	Quarter Ended March 31
	2001		2000		Sales Change

	Sales	Cafeterias	Sales	Cafeterias

	(Amounts in thousands)
Total cafeteria net sales	$103,353	233	$110,022	243	(6.1)%
Less net sales relating to:
New cafeterias	352	1	412	1
Closed cafeterias	403	2	3,412	12

Net same-store cafeteria sales	$102,598	230	$106,198	230	(3.4)%

            The net decrease in same-store net sales of 3.4% reflects a decline in same-store customer traffic of 8.4%, partially mitigated by a 5.0% increase in check average. The check average increase is due to a price increase implemented during the last week of December 2000.

            The customer traffic trend was similar for each month during the quarter. While some cafeterias are experiencing year over year customer traffic increases, the overall customer traffic decline exists generally throughout the Company and is not isolated to one or more geographic regions nor any particular group of cafeterias.

            The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.
	Quarter ended March 31		Change
	2001	2000

Cost of sales	56.5%	58.4%	(1.9)%
Other operating expenses	38.0%	35.3%	2.7%
General and administrative expenses	3.2%	3.3%	(0.1)%
Other expenses (income)	(0.1)%	(0.1)%	0.0%

                Restaurant-Level Income. During the third quarters of fiscal 2001 and 2000, restaurant-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.5% and 6.3%, respectively.

                Cost of Sales. Cost of sales as a percent of net sales decreased 1.9%. That decrease results from a 1.9% decrease in labor costs as a percent of net sales. There was no change in food as a percent of net sales for the comparative periods.

                The decrease in labor costs, as a percent of net sales, is due primarily to savings realized from the Company's previously announced outsourcing program. Factors that offset the labor cost improvement as a percent of net sales include lower year-over-year sales volumes to offset fixed labor costs.

                The Company experienced higher food costs related to price inflation on purchases of red meat and fresh produce and implemented its outsourcing program at 122 cafeterias as of March 31, 2001, including 69 cafeterias during the third quarter, resulting in higher food costs as a percent of net sales. The Company offset these higher food costs as a percent of net sales with lower poultry prices realized from its previously announced central purchasing initiative and with the December 2000 price increase.

                Other Operating Expenses. Other operating expenses increased 2.7% as a percent of net sales. Higher fuel prices caused utility costs as a percent of net sales to increase 0.9% over the prior year third quarter. Additionally, the fixed portion of certain operating costs such as rent, repairs and maintenance, utilities, and depreciation, expressed as a percentage of net sales has increased as cafeteria sales decreased.

                Provision for Cafeteria Impairments and Closings. As previously discussed, the Company recorded charges of $9.9 million for property, plant, and equipment writedowns in accordance with FAS 121.

                Amortization and Write-off of Goodwill. The Company recorded amortization expense of $0.1 million and, as previously discussed, recorded charges of $4.7 million related to the impairment of goodwill for 47 Morrison cafeterias that were considered impaired as of March 31, 2001.

                General and Administrative Expenses. General and administrative expenses as a percent of net sales increased 0.1% and decreased by $0.2 million.

                Interest Expense. Interest expense increased $1.2 million as a result of a higher interest rate on the Company's credit facilities. Amortization of deferred financing costs and bond discount included in interest expense in fiscal 2001 and fiscal 2000 was $0.4 million and $0.3 million, respectively.

                Provision for income taxes. During the quarter, the Company recorded income tax expense of $8.1 million due to changes in circumstances regarding the realizability of deferred tax assets because of losses incurred during the period. The Company also recorded a deferred tax expense of $1.2 million for a valuation allowance established during the quarter on deferred tax assets established during the first and second quarters.  See Note 5 to the Condensed Financial Statements for further discussion.

                Extraordinary Charge. The Company recorded a $2.5 million charge for the early extinguishment of debt. See Note 2 for further discussion.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

                Net sales. Net sales for the first nine months of fiscal 2001 decreased $16.4 million, or 5.1%, from the same nine-month period last year. The following table reconciles total cafeteria net sales to same-store cafeteria net sales (cafeterias that were open for nine full months in both periods) for the nine months ended March 31, 2001 and 2000.

	Nine Months Ended March 31
	2001		2000
					Sales Change
	Sales	Cafeterias	Sales	Cafeterias

	(Amounts in thousands)
Total cafeteria net sales	$324,110	242	$340,516	259	(5.1)%
Less net sales relating to:
New cafeterias	5,330	4	3,886	4
Closed cafeterias	4,476	10	12,044	27

Net same-store cafeteria sales	$314,304	228	$324,586	228	(3.2)%

            The net decrease in same-store net sales of 3.2% reflects a decline in same-store customer traffic of 4.8% that was partially mitigated by a check average increase of 1.6%. The check average increase is due to a price increase implemented during the last week of December 2000.

            The customer traffic trend worsened in the third quarter in comparison to the first two quarters of the year. While some cafeterias are experiencing year over year customer traffic increases, the overall customer traffic decline exists generally throughout the Company and is not isolated to one or more geographic regions nor any particular group of cafeterias. The Company is conducting market research to help it understand the customer traffic trend and has not yet determined whether the downward trend is attributable to the price increase in December 2000 or any other specific reason(s).

            The following table illustrates cost of sales, other operating expenses, general and administrative expenses and other expenses as a percent of net sales for the comparable periods.
	Nine Months Ended March 31
	2001	2000	Change

Cost of sales	58.3%	59.2%	(0.9)%
Other operating expenses	37.2%	35.8%	1.4%
General and administrative expenses	3.4%	3.4%	0.0%
Other expenses (income)	(0.1)%	(0.2)%	0.1%

            Restaurant-Level Income. During the nine months ended March 31, 2001 and 2000, restaurant-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 4.5% and 5.1%, respectively.

            Cost of Sales. Cost of sales as a percent of net sales decreased 0.9%. That decrease results from a 0.4% increase in food costs as a percent of net sales and a 1.3% decrease in labor costs as a percent of net sales.

            The increase in food costs, as a percent of net sales, is due primarily to price inflation related to purchases of red meat and fresh produce. In addition, the Company has implemented its outsourcing program at 122 cafeterias as of March 31, 2001 resulting in higher food costs as a percent of net sales. Increases in food costs as a percent of net sales were partially offset by lower poultry costs realized from the central purchase initiative and the December 2000 price increase.

            The decrease in labor costs, as a percent of net sales, is primarily due to labor efficiencies realized at the Morrison cafeterias beginning in the second quarter ended December 31, 1999. These efficiencies have resulted in the Morrison cafeterias operating at labor standards comparable to the Piccadilly cafeterias. The Company also realized labor savings from its outsourcing program. Offsetting the labor cost improvement as a percent of net sales is lower year-over-year sales volumes to absorb fixed labor costs.

            Other Operating Expenses. Other operating expenses increased 1.4% as a percent of net sales, primarily due to increased discounting and coupon costs relating to the Company's sales-building initiatives primarily during the second quarter. These sales discounts and related promotion costs increased 1.1% over last year as a percent of net sales. Higher fuel prices caused utility costs as a percent of net sales to increase 0.7% over the prior year nine-month period. The fixed portion of certain operating costs such as rent, repairs and maintenance, utilities, and depreciation, have increased a percent of net sales as cafeteria sales decreased.

            Provision for Cafeteria Impairments and Closings. During the quarter ended March 31, 2001, the Company recorded charges of $9.9 million for property, plant, and equipment writedowns in accordance with FAS 121. During the quarter ended September 30, 2000, the Company recorded charges of $0.5 million for property, plant, and equipment writedowns in accordance with FAS 121.

            Amortization and Write-off of Goodwill. During the nine months ended March 31, 2001, the Company recorded amortization expense of $0.3 million. During the quarter ended March 31, 2001, the Company recorded charges of $4.7 million related to the impairment of goodwill for 47 Morrison cafeterias that were considered to be impaired as of March 31, 2001. During the quarter ended September 30, 2001, the Company recorded charges of $0.3 million related to the impairment of goodwill for three Morrison cafeterias that were considered impaired as of September 30, 2001.

            General and Administrative Expenses. General and administrative expenses as a percent of net sales were 3.4% for both nine-month periods and decreased $0.5 million.

            Interest Expense. Interest expense increased $2.5 million because of higher interest rates on the Company's credit facilities and amortization of deferred financing costs and bond discount included in interest expense in the first nine months of fiscal 2001 and fiscal 2000 were $1.1 million and $0.4 million, respectively.

            Provision for income taxes. During the nine months ended March 31, 2001, the Company recorded income tax expense of $8.1 million due to changes in circumstances regarding the realizability of deferred tax assets because of losses incurred during the period. See Note 5 to the Condensed Financial Statements for further discussion.

            Extraordinary Charge. The Company recorded a $2.5 million charge for the early extinguishment of debt. See Note 2 for further information.

Fourth Quarter Charges

            The Company is performing additional assessments relating to 13 leased cafeterias (for which impairment charges were recorded in the third quarter) because the cash flows from those cafeterias were not sufficient to contribute to lease-related costs. For the twelve months ended March 31, 2001, EBITDA (earnings before interest, taxes, depreciation, and amortization) for the 13 cafeterias under consideration was $(1.9) million. EBITDA before lease-related costs for the twelve months ended March 31, 2001, was $(0.4) million. The impairment charges recorded in the quarter ended March 31, 2001 included $1.2 million for these cafeterias. The minimum remaining lease lives of these cafeterias range from less than one year up to six years. Estimated remaining lease-related costs for these 13 cafeterias amounts to $3.1 million. During the quarter ending June 30, 2001, management will complete its assessment and decide whether to close some or all of these cafeterias. If there are cafeteria closings, the Company will record charges in connection with those closings and in accordance with EITF 94-3. EITF 94-3 requires that such liabilities be recorded in the period in which the Company approves an exit plan that will result in the incurrence of costs that have no future economic benefit.

            In May 2001, the Company initiated a management reorganization that eliminates 25 executive and district operations management positions. During the quarter ending June 30, 2001, the Company will record an estimated charge of approximately $1.5 million related to severance costs in connection with this reorganization and in accordance with EITF 94-3.

            The customer traffic trend to-date in the fourth quarter has continued downward and is unchanged from the third quarter results. The Company anticipates that the impact of the customer traffic trend on sales in the fourth quarter, together with the restructuring charges and charges that would result if decisions are made to close cafeterias discussed above, will generate a net loss in the fourth quarter.

Trends and Uncertainties

            It is possible that continuing sales erosion at individual cafeterias could result in the closing of those cafeterias and additional charges primarily for lease-related costs and asset impairment, including impairment of goodwill.

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

Liquidity and Capital Resources

            All capital expenditures for fiscal 2001 are being funded by cash flows from operations. Capital expenditures for the nine months ended March 31, 2001 were $3.1 million. The Company sold an undeveloped site in Shawnee Mission, Kansas for $1.6 million during the second quarter, a cafeteria site in Anderson, South Carolina for $0.9 million in the third quarter, and a leasehold estate in West Palm Beach, Florida for $0.8 million in the third quarter. Capital expenditures for the fourth quarter of the fiscal year are expected to approximate $1.0 million. Management believes that its cash from operations, together with the credit available under its Senior Credit Facility, will be sufficient to provide for the Company's operational and capital expenditure needs through the term of the Senior Credit Facility which expires December 31, 2003.

            On March 30, 2001, the Company completed a sale-leaseback transaction of 12 properties. The Company received $19.5 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for continued operation of cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. On March 30, 2001, the Company used the net proceeds to repurchase from a note holder at 92.5% of face value $15.5 million of the 12% Senior Secured Notes and $4.5 million of the floating rate Term B Notes and on April 13, 2001, the Company purchased from the same note holder $0.5 million of the 12% Senior Secured Notes. The Company recorded a $2.5 million extraordinary charge, primarily for the write-off of deferred financing costs associated with the extinguished debt. The sale of the 12 properties resulted in a $1.3 million deferred gain, which will be amortized over the initial term of the lease. Net rent expense during the initial term will be approximately $2.3 million annually, and the assets sold and leased back previously had annual depreciation expense of approximately $0.8 million annually. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $3.0 million.

            Upon the sale of the 12 properties the total borrowing availability under the Company's Senior Credit Facility was reduced from $25 million to approximately $19.2 million. As of March 31, 2001, the Company had $11.5 million in undrawn letters of credit under the Senior Credit Facility, and had no borrowings outstanding under the Senior Credit Facility, leaving approximately $7.7 million available for borrowing, subject to final resolution of the covenant issue discussed below.

            The Senior Credit Facility contains financial covenants that require the Company, among other things, to maintain a minimum level of tangible net worth. At March 31, 2001, the tangible net worth required to be maintained by the Company was $36.8 million. As a direct result of the $9.9 million charge for cafeteria impairments and closings during the quarter ended March 31, 2001, the Company's tangible net worth declined to approximately $33.1 million, and the Company does not comply with the loan covenant.

            The Company's management has discussed with representatives for the agent bank a proposed amendment to the credit facility that would reduce the amount of tangible net worth required to be maintained by the Company to a level that will accommodate not only the third quarter charges, but also the additional charges that the Company expects to record during the fourth quarter. The agent bank representatives have indicated a willingness to present this proposal to the other lender in the lending group. Assuming the banks accept this recommendation, the Company intends to have the amendment to its credit facility completed within one month.

Forward-Looking Statements

            Forward-looking statements regarding management's present plans or expectations for new cafeteria openings, remodels, other capital expenditures, sales-building and cost-saving strategic business initiatives, advertising expenditures, and the disposition of impaired cafeterias involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to changes in short-term interest rates related to its credit facilities. If the variable rate on the Company's $5.5 million Term Loan Credit Facility were to increase by 1% from the rate at March 31, 2001 for the fourth quarter of fiscal 2001, then solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $14,000 decrease in net income. The fair value of the Company's credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

PART II -- Other Information

Item 1.     Legal proceedings

None.

Item 2.     Changes in securities

None.

Item 3.     Defaults upon senior securities

None.

Item 4.     Submission of matters to vote of security holders

None.

Item 5.     Other information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

3.	(a)	Articles of Incorporation of the Company, as restated through March 12, 1999.(1)

	(b)	By-laws of the Company, as amended and restated through March 12, 1999. (1)

10.	(r)	Master lease dated March 30, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to 12 cafeteria sites filed herewith.

 (b)    Reports on Form 8-K

(1)	Current Report on Form 8-K filed March 29, 2001.

_______________________

(1)    Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant)
By: /s/ Ronald A. LaBorde Ronald A. LaBorde Chairman and Chief Executive Officer
May 10, 2001

/s/ Ronald A. LaBorde	5/10/2001
Ronald A. LaBorde, Chairman, Chief Executive Officer, and Director	Date

/s/ Mark L. Mestayer	5/10/2001
Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	5/10/2001
W. Scott Bozzell, Executive Vice President, Secretary & Controller	Date
(Principal Accounting Officer)