Form 10-K405
period 2001-06-30
PICCADILLY CAFETERIAS INC
filed 2001-09-28
CIK 277923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2001
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file Number 1-11754
Piccadilly Cafeterias, Inc. (Exact name of registrant as specified in its charter)
Louisiana	72-0604977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3232 Sherwood Forest Blvd., Baton Rouge, Louisiana 70816 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (225) 293-9440
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on September 7, 2001 was $13,969,000.

The number of shares outstanding of Common Stock, without par value, as of September 7, 2001 was 10,528,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III.

PART I

Item 1.   Business

Overview

            Piccadilly Cafeterias, Inc., founded in 1944, is the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 216 cafeterias in 16 states. We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner.

Business Strengths

            Dominant Market Share in Core Markets.     We are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 216 cafeterias. The next largest cafeteria chain in these regions operates approximately 32 cafeterias. Although the family dining industry is very competitive and has grown significantly through the introduction of new restaurant concepts and new restaurant openings, the cafeteria segment has had few new entrants. In addition, the existing major cafeteria chains have generally focused on their existing regional markets. As a result, we have experienced limited competition in our markets for guests seeking a cafeteria-style dining experience.

            Diverse and Loyal Customer Base.     We have developed substantial brand equity and customer loyalty during our 57-year history. In addition, we have developed a diverse customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. We believe cafeteria dining meets changing lifestyle needs by providing convenient, healthy, freshly prepared and reasonably priced meals. We attribute our broad market appeal and customer loyalty to the consistent quality of our meals, our varying menu selection, convenient cafeteria format, value pricing and well-recognized brand name. Our high level of repeat business allows us to minimize advertising costs and reduces our exposure to competition from new restaurant openings in our markets.

            High Quality Food Offering.     Piccadilly was voted the number one cafeteria in the nation by over 2,900 consumers and awarded the Choice in Chains Platinum Award by Restaurants & Institutions ("R&I") magazine. The R&I Choice in Chain award is based on a national consumer survey. Consumers gave Piccadilly the highest overall ranking in the cafeteria/buffet segment based on rating attributes such as food quality, service, cleanliness, value, atmosphere and menu variety. All of our cafeterias offer a wide variety of quality, reasonably priced meals. Our standard menu offering includes soups, salads, seafood, meat, chicken, vegetables, breads, desserts and beverages. Each of our cafeteria general managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files. Our typical cafeteria lines offer a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads and 22 desserts. Guests make their meal selections by combining these items according to their individual preferences.

            Solid Market Position.     Since 1990, eating places revenues have increased at a compound annual growth rate of 5.0% per year to over $240 billion. This increase was initially accompanied by the introduction of a significant number of new restaurant concepts and rapid new-restaurant expansion. As a result, the restaurant market has become oversaturated and recently the pace of new-restaurant openings has slowed. Many restaurant chains are now focused on improving sales and profitability at their existing restaurants. Our 216 cafeterias are well positioned to increase sales in the current environment of slower new restaurant growth.

            Proven Management with Significant Equity Stake.     Our executive officers average over 14 years of experience at Piccadilly. In addition, our regional and cafeteria managers have an average of 22 and 18 years of experience at Piccadilly, respectively. As a result, our management team is extremely familiar with our existing markets and customer base. Mr. Ronald A. LaBorde, our Chief Executive Officer, has served us for over 19 years, and has been our chief executive officer since 1995. Our management team currently beneficially owns approximately 9.4% of the outstanding shares of our Company, including shares subject to exercisable options, and our founders and their beneficiaries beneficially own approximately 17.3% of the outstanding shares of our Company.

Recent Developments and Business Strategy

            Our strategy is to aggressively build cafeteria sales and establish profit margins comparable to industry peers while continuing to provide the best quality food at fair prices. Fiscal year 2001 was a year of transition for our Company during which we made some significant strides to improve the Company's performance in furtherance of our strategy.

            Restructuring Plan.     To lead the Company in an evaluation of our current business practices and the development of our strategic initiatives to achieve our objectives, we announced on March 29, 2001, the appointment of Azam Malik to the position of President and Chief Operating Officer. Mr. Malik brings over 25 years of experience in the restaurant and hospitality industry and has an excellent performance record as a leader in innovation, restructuring and marketing in the food industry. We also appointed Brian Dixon as our new Executive Vice President of Marketing. Mr. Dixon has an extensive restaurant background in developing and executing marketing programs to build market share, revitalize image and create brand growth and vitality.

            We have configured our operations into 10 regions, each region under the leadership of a regional manager to better coordinate resources, programs, and innovations throughout the Company. The Company was previously organized into 19 operating districts, each district led by a district manager. The district manager position was eliminated. We have also eliminated the district engineer position. Several executive-level positions were vacated and filled with appointments mentioned above. In all, 25 positions, net, were eliminated in the management reorganization plan. We expect this reorganization plan will reduce our expenses beginning in fiscal 2002 by $1.9 million annually.

            Debt Refinanced.     On December 21, 2000 we completed an offering of senior secured debt securities amounting to $75.5 million and a senior term-loan credit facility amounting to $5.5 million (the "Offerings") and a new $25 million senior credit facility with two banks (the "Senior Credit Facility"). The net proceeds from the Offerings were used to repay the outstanding borrowings on the existing line of credit that was established with a syndication of commercial banks in 1998 that provided bridge financing for the Morrison Acquisition. The Senior Credit Facility is used to support approximately $10.8 million of undrawn letters of credit that are used to secure our self-insurance arrangements and the remainder is available for working capital purposes.

            On March 30, 2001 and July 31, 2001 we completed a pair of sale-leaseback transactions involving 18 fee properties in all. The sales of these properties generated $29.0 million of proceeds that was used to repurchase $29.8 million of our long-term debt, pay $0.9 million of accrued interest on that debt, and for the fees and expenses of the transactions. In the 3rd quarter of fiscal 2001 we recorded an extraordinary charge of $2.5 million and we expect to record an extraordinary charge of $1.1 million in the 1st quarter of fiscal 2002 for early retirement of long-term debt. These charges are primarily for the pro-rata portion of unamortized financing costs relating to the debt repurchased. The sale-leaseback transactions lowered our overall cost of capital and will have a positive impact on our ongoing earnings of over $2.5 million per year. We do not anticipate additional sale-leaseback transactions in the near-term.

            Non-performing Cafeterias Closed.     During the 4th quarter of fiscal 2001, we completed an evaluation of non-performing cafeterias and determined that 14 cafeterias should be closed. Our evaluation confirmed that operating cash flows from these cafeterias would be insufficient to cover their lease-related payments and operating costs. These cafeterias were closed on July 31, 2001. We recorded charges of $3.5 million relating to the decision to close these units, principally for ongoing lease-related costs. We expect that closing these units will have a positive impact on future results since these cafeterias posted operating losses of approximately $2.0 million during fiscal 2001. In addition to the 14 cafeterias closed in July 2001, 12 cafeterias closed during fiscal 2001. While some of these were non-performing units closed before the ends of their lease terms, most were closed at the end of their lease term. Overall, these units had break-even results for fiscal 2001.

            Cost-Savings Programs Initiated.     During fiscal 2001, we implemented several cost-savings programs to improve our operating margins. Our goal was to improve our margin, measured as a percent of net sales, by 200 basis points on an annualized basis.

            We have historically prepared almost all of our meals from scratch at each cafeteria location. During fiscal 2001, we began to implement an outsourcing program that was initially designed to replace certain components of our recipes that are made-from-scratch with components prepared by outside vendors. In the end, only a few new outsourced items were used, yet staffing levels were significantly reduced. Our general managers were instrumental in challenging staffing levels and reducing labor costs while preserving our traditional, high quality, made-from-scratch cooking approach. The reduced staffing levels were achieved at substantially all of our cafeterias by the end of the fiscal year.

            Prior to fiscal 2001, the general managers at each of our cafeterias had purchasing responsibility for approximately one-third of the food ingredients used in the meals we serve. In the fall of 2000, we implemented a program that eliminated over 100 poultry suppliers and yielded volume purchase discounts by centralizing the purchasing function for poultry. We expect to expand the central purchasing function to other items such as red meat and produce. Even though these cost-savings programs were not in effect for all of fiscal 2001, they had a positive impact. Cost of sales expressed as a percentage of net sales improved by 1.0% for the fiscal year and 1.8% for the 4th quarter.

            Implement 2002 Business Plan.     In the summer of 2001 we completed our business plan for fiscal 2002 (the "2002 Business Plan"). The 2002 Business Plan is the result of a strategic planning process completed under the leadership of the new President and Chief Operating Officer, Azam Malik, and our Board of Directors has adopted it. The 2002 Business Plan includes specific strategies considering sales, guest experience, décor-atmosphere, food, profitability, communications, human resources management, and training and development. Each strategy is supported by a number of tactics, 66 tactics in all, most of which will be developed and implemented during the 2002 fiscal year.  These tactics are designed to achieve our objectives for building sales and improving operating and financial performance.

Cafeteria Operations

Store Design and Layout

            Our traditional cafeterias average approximately 10,000 square feet in size and seat approximately 350 guests. During 1997, the Company completed the design of a different cafeteria model, which has approximately 7,500 square feet and seats between 165 to 200 guests. This smaller cafeteria allows the Company to access a broader range of markets at a lower investment cost. As of June 30, 2001, we have opened 10 new cafeterias utilizing this new design and format. We do not expect to open any new cafeterias in the year ending June 30, 2002.

Menu

            Food Items.     All of our cafeterias offer a wide variety of quality, reasonably priced meals. Our standard menu offering includes soups, salads, seafood, meat, chicken, vegetables, breads, desserts and beverages. Each of our cafeteria general managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files. Our typical cafeteria lines offer a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads and 22 desserts. Guests make their meal selections by combining these items according to their individual preferences. Piccadilly was voted the number one cafeteria in the nation by over 2,900 consumers and awarded the Choice in Chains Platinum Award by Restaurants & Institutions ("R&I") magazine. The R&I Choice in Chain award is based on a national consumer survey. Consumers gave Piccadilly the highest overall ranking in the cafeteria/buffet segment based on rating attributes such as food quality, service, cleanliness, value, atmosphere and menu variety.

            Pricing.     Historically, we have sold most meals as "bundled" meals that include an entrée, side items and bread. Guests have also been able to purchase meals on an a la carte basis. We continuously evaluate our meal pricing structure to assure that we deliver value-oriented meals to our guests. As part of that process, during fiscal 2001, we implemented a "combo-meal" program. This program provides a progression of price-points from approximately $5 to $9 per meal. Each meal includes an entree, two side orders, and a bread selection. For example, popular items like southern fried chicken, fried catfish, and chopped beef are available at the $5 price point while other more expensive items such as steaks, our popular crawfish étouffée and other seafood dishes are available at the $8 and $9 price points. Although the program attempts to focus the customer on the value received in a bundled meal, guests may still purchase items on an a la carte basis. We intend to continue gathering guest feedback and analyzing sales information to provide our guests appropriately priced complete-meal alternatives.

Meal Preparation

            The Company's outsourcing program was initially designed to involve outside vendors that provide and prepare selected components of some Piccadilly recipes, which have historically been made from scratch. This program allows us to maintain consistently high quality fresh food while reducing staffing levels. This program has been implemented in substantially all of our cafeterias, and although only a few new outsourced items are currently being used, staffing levels have been significantly reduced through more efficient scheduling of our employees. On average we reduced labor hours, primarily in the kitchen production area, by 25 to 27 hours per day per cafeteria and we continue to produce substantially all of our recipes from scratch. The Company will continue to evaluate outsourcing alternatives which meet our food quality standards and result in operational efficiencies.

Purchasing and Distribution

            Prior to fiscal year 2001, the general managers at each of our cafeterias had purchasing responsibility for approximately one-third of the food ingredients used in our recipes, each of whom has the freedom to negotiate with local or regional suppliers for that particular cafeteria, subject to meeting quality specifications. About two-thirds of the food ingredients used in our recipes were purchased through a central supplier. During fiscal 2001 we extended our centralized purchasing program to fresh poultry products. While we did achieve approximately a 9% cost reduction in poultry costs, our overall food costs were negatively impacted by higher distribution costs from increased fuel prices and historically high red meat prices. We expect to enter into other centralized purchasing agreements with suppliers of other food items. By expanding central purchasing, we believe we can achieve significant volume purchase discounts, as well as greater consistency in food quality and taste across all of our cafeterias.

            Our central distributor is located in Baton Rouge, Louisiana. The food items not currently obtained through this supplier are primarily fresh red meat, poultry, produce and dairy products. Other than fresh poultry, these items are purchased from local suppliers and delivered directly to our cafeterias. With the expansion of centralized food purchasing and our increasing reliance on outsourcing of some food preparation, we may increase our shipments through our current central distributor and, if necessary, use additional national or regional distributors. We believe that there are numerous other distributors available to process our shipments should these distributors be unable to meet our distribution needs.

Employees

            As of June 30, 2001, we had approximately 9,050 employees, of whom all but about 95 corporate headquarters employees worked at Piccadilly's 230 cafeterias. On average, each cafeteria operates with three to four managers and assistant managers and employs 50 to 60 employees. Most cafeteria employees are paid on an hourly basis, except cafeteria managers. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

            Wages we pay our employees have increased in recent years due to the expanding economy, a tight labor market and increases in the federally mandated minimum wage. In mid-1999 we adopted a "tip-credit wage" program designed to offset wage increases for dining room personnel. Under this program, dining room employees are dependent on guest tips for a significant portion of their hourly compensation, instead of wages paid by us. This program has helped reduce our labor costs as a percent of net sales. Historically we have been able to offset wage cost increases through increased efficiencies in operations and, as necessary, through retail price increases although there can be no assurance that we will continue to be able to do so in the future.

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

Regulatory Matters

            Each of our cafeterias is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which such cafeterias are located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on the Company and its results of operations.

            We are subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in the minimum wage would increase labor costs. An increase in the minimum wage rate or employee benefits costs could have a material adverse effect on our results of operations.

            Our operations are subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any material environmental conditions that require remediation by us under federal, state or local law at its properties, we have not conducted a comprehensive environmental review of our properties or operations and no assurance can be given that we have identified all of the potential environmental liabilities at its properties or that such liabilities would not have a material adverse effect on our financial condition.

            Additionally, our operations are regulated pursuant to state and local sanitation and public health laws. Cafeterias utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation of energy. Our operating costs have been and will continue to be affected by increases in the cost of energy.

Item 2.   Properties

            All of our cafeterias are located in urban and suburban areas, in a variety of strip shopping centers and malls, and free-standing buildings. We lease all of the cafeterias located in strip shopping centers and malls. Of the 74 cafeterias located in free-standing buildings, we own the building and land for 12 of the cafeterias, and the remainder are operated in Company-owned buildings located on leased land. Most of our cafeteria facilities operate under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years and in most cases, with options to renew for several successive five-year periods. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percentage of sales. We evaluate the sales trends and the forecasted operating results for the cafeterias with expiring lease terms to determine whether to exercise renewal options or negotiate lease extensions.

            Our cafeteria locations by state as of September 10, 2001 are as follows:

State	Cafeterias

Florida	46
Georgia	39
Louisiana	33
Alabama	19
Tennessee	18
Virginia	15
Texas	12
Mississippi	11
South Carolina	7
Kentucky	4
North Carolina	4
Maryland	2
Missouri	2
Oklahoma	2
Kansas	1
West Virginia	1

Total	216(1)

(1) Includes eight quick service cafeterias in mall food courts.

            Piccadilly's corporate headquarters occupy approximately two-thirds of a Company-owned 45,000 square foot office building completed in 1974 and located on a Company-owned tract comprising approximately five acres in Baton Rouge, Louisiana. The remainder of the building is leased to commercial tenants.

Item 3.   Legal Proceedings

            We are not a party to and do not have any property that is the subject of any legal proceedings pending or, to our knowledge, threatened, other than ordinary routine litigation incidental to our business and proceedings which are not material or as to which we believe we have adequate insurance.

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

Ronald A. LaBorde, age 45, Chairman and Chief Executive Officer, has held such positions since March 2001. From November 2000 to March 2001, he was Chairman, President and Chief Executive Officer. From July 1995 to November 2000, he was President and Chief Executive Officer. From January 1992 to June 1995 he was Executive Vice President, Treasurer and Chief Financial Officer.

Azam Malik, age 52, President and Chief Operating Officer, has held such positions since March 2001. From June 1997 to January 2001, he was Executive Vice President of Operations of Chi Chi's Inc., a subsidiary of Prandium, Inc. From 1993 to June 1997, he was Executive Vice President of Operations of El Torito Restaurants, Inc.

Mark L. Mestayer, age 43, Executive Vice President, Treasurer and Chief Financial Officer, has held such positions since September 1999. From July 1996 to September 1999, he was Executive Vice President, Secretary and Director of Finance, and from May 1992 to July 1996, he was Executive Vice President, Secretary and Controller.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters

Information regarding the Company's Common Stock market prices and dividends may be found on page 23 of the Annual Shareholders Report for the year ended June 30, 2001, incorporated herein by reference.

Item 6.   Selected Financial and Operating Data

Selected Financial and Operating Data may be found on page 4 of the Annual Shareholders Report for the year ended June 30, 2001 incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 5 through 10 of the Annual Shareholders Report for the year ended June 30, 2001 incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in short-term interest rates related to its credit facilities. If the variable rate on our $5.5 million Term Loan Credit Facility were to increase by 1% from the rate at June 30, 2001 for the entire fiscal 2002 period, then solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $55,000 decrease in net income. The fair value of our credit arrangement is not affected by changes in market interest rates. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. We have not used derivative instruments to engage in speculative transactions or hedging activities.

Item 8.   Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included on pages 11 through 21 of the Annual Shareholders Report for the year ended June 30, 2001, are incorporated herein by reference:

Consolidated balance sheets as of June 30, 2001 and 2000
Consolidated statements of operations for the fiscal years ended June 30, 2001, 2000 and 1999
Consolidated statements of changes in shareholders' equity for the fiscal years ended June 30,  2001, 2000, and 1999
Consolidated statements of cash flows for the fiscal years ended June 30, 2001, 2000, and 1999
Notes to consolidated financial statements

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since we will file with the Commission a definitive proxy statement complying with Regulation 14A relating to our 2001 annual meeting and the election of directors not later than 120 days after the close of our fiscal year. We incorporate by reference the information in response to such items set forth in its definitive proxy statement.

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K
(a)

(1)  Financial Statements--The following are incorporated herein by reference in this Annual Report on Form 10-K from the indicated pages of the Registrant's Annual Shareholders Report for the year ended June 30, 2001:

(2)  Schedule--The following consolidated schedule and information is included in this annual report on Form 10-K on the page indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Description	Form 10-K Page

Schedule II--Valuation and qualifying accounts
13
(3) Listing of Exhibits -- See sub-section (c) below.
(b)	Reports on Form 8-K:
(1) Current Report on Form 8-K filed April 3, 2001.
(2) Current Report on Form 8-K filed May 11, 2001.
(c)	EXHIBITS
3.1	Articles of Incorporation of the Company, restated through March 12, 1999 (1).
3.2	By-laws of the Company, as amended and restated through March 12, 1999 (1).
4.1

Indenture dated December 21, 2000, between the Company and Bank of New York (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

4.2	Purchase Agreement dated December 12, 2000, as amended and restated on December 19, 2000, effective on December 21, 2000, between the Company and Jefferies & Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on
January 25, 2001) (2).

4.3	Form of Exchange Note (included as part of Exhibit 4.1) (2).
4.4	Rights Agreement dated November 2, 1998, including (i) as Exhibit A -- The Form of Articles of Amendment, (ii) as Exhibit B -- the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C -- the Summary Description of the Shareholder Rights Plan (3), as amended by First Amendment to Rights Agreement, dated June 1, 1999 (6).

4.5	Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan (4).
10.1	Intercreditor Agreement dated December 21, 2000, among the Company, Hibernia National Bank and The Bank of New York (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.2	Credit Agreement dated December 21, 2000, among the Company, Hibernia National Bank and the lenders named therein (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.3	Pledge and Securities Account Agreement dated December 21, 2000, between the Company and Hibernia National Bank (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.4	Term Loan Credit Agreement, dated December 21, 2000, among the Company, Hibernia National Bank and each lender named therein (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.5	Warrant Agreement dated December 21, 2000, between the Company and The Bank of New York (incorporated by reference and to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.6	Registration Rights Agreement dated December 21, 2000, between the Company and Jefferies and Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-54312 filed with the SEC on January 25, 2001) (2).

10.7	Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (5).
10.8	Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (6).
10.9	Form of Director Indemnity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. And Mss. LaBorde, Campbell, Jr., Francis, Guyton, Redman, Slaughter, Smith, White, Jr., and Perkins (7).
10.10	Form of Management Continuity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Malik, and Mestayer (7).
10.11	Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000 (6).
10.12	Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust (8), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan (9), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999 (6).

10.13	Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement (8), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan (9).

10.14	Master Lease dated March 30, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to 12 cafeteria sites (10).
10.15	First Amendment to Amended and Restated Credit Agreement, dated June 29, 2001, among the Company, Hibernia National Bank and Branch Banking & Trust Company.
10.16	Master Lease dated July 31, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to six cafeteria sites.
13.	Pages 4 through 22 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001.
23.	Consent of Independent Auditors

(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(2)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.
(3)	Incorporated by reference to Exhibits 1, 2, 3 and 4 of the Company's Registration Statement on Form 8-A filed with the Commission on November 19, 1998.
(4)	Incorporated by reference from the Registrant's Post-effective amendment No. 1 on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.
(5)	Incorporated by reference from Appendix A of the Company's definitive Proxy Statement filed with the Commission on September 23, 1998.
(6)	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
(7)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(8)	Incorporated by reference to the Morrison Fresh Cooking, Inc.'s amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.
(9)	Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the year ended May 31, 1997.
(10)	Incorporated by reference from the Registrant's Quarterly Form 10-Q for the quarter ended March 31, 2001.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piccadilly Cafeterias, Inc. (Registrant)
By: /s/ Ronald A. LaBorde Ronald A. LaBorde Chairman and Chief Executive Officer
Date: September 27, 2001

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Norman C. Francis	9/26/01/	/s/ Dale E. Redman	9/26/01

Norman C. Francis, Director	Date	Dale E. Redman, Director	Date

/s/ Robert P. Guyton	9/26/01	/s/ Christel C. Slaughter	9/27/01

Robert P. Guyton, Director	Date	Christel C. Slaughter, Director	Date

/s/ Ronald A. LaBorde	9/27/01	/s/ C. Ray Smith	9/26/01

Ronald A. LaBorde, Chairman and Chief Executive Officer	Date	C. Ray Smith, Director	Date

/s/ Joseph H. Campbell, Jr.	9/25/01	/s/ Mark L. Mestayer	9/25/01

Joseph H. Campbell, Jr., Director	Date	Mark L. Mestayer Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	Date

/s/ James F. White, Jr.	9/26/01	/s/ James A. Perkins	9/27/01

James F. White, Jr., Director	Date	James A. Perkins, Director	Date

/s/ W. Scott Bozzell	9/25/01

W. Scott Bozzell, Executive Vice President, Secretary and Controller (Principal Accounting Officer)	Date

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C				COL. D	COL. E

		Additions

Description	Balance at Beginning of Period	(1) Charged to costs and expenses		(2) Charged to Other Accounts-Describe		Deduction-- Describe (A)	Balance at End of Period

Reserves for Cafeteria Closings:

Year ended June 30, 2001:
Property, plant & equipment allowance	$ 840,286	$12,824,923	(B)			$13,324,917	$ 340,292
Long-term liability	10,100,837	1,062,077	(B)			2,694,127	8,468,787

	$10,941,123	$13,887,000				$16,019,044	$8,809,079

Year ended June 30, 2000:
Property, plant & equipment allowance	$ 1,475,815					$ 635,529	$ 840,286
Long-term liability	12,693,193					2,592,356	10,100,837

	$14,169,008					$ 3,227,885	$10,941,123

Year ended June 30, 1999:
Property, plant & equipment allowance	$ 1,927,511					$ 451,696	$ 1,475,815
Long-term liability	20,104,102	1,350,000		(6,777,231)	(C)	1,983,678	12,693,193

	$22,031,613	$ 1,350,000		$ (6,777,231)		$ 2,435,374	$14,169,008

(A) Deductions are for (i) the writedown of property, plant and equipment relating to cafeterias closed and (ii) for the payment of other obligations (primarily rent) for cafeterias for which a provision for cafeteria closing had previously been recorded. Deductions from the long-term liability in fiscal 2001 include $1.4 million for rent obligations paid relating to closed cafeterias and $1.3 million for out-of-market lease obligations paid on cafeterias acquired in the Morrison Acquisition.

(B) Charges to the property allowance include $10.7 million for fiscal year 2001 asset impairment writedowns plus a $2.1 million increase to previously recorded reserves.  Charges to the long-term liability include $3.2 million for obligations relating to closing decisions made in fiscal year 2001, net of a $2.1 million adjustment to previously recorded liabilities.  During fiscal 2001, as part of the ongoing process of reviewing the adequacy of recorded reserves for closed units and properties held for disposal, management determined that the recorded reserves for lease-related costs for closed units were in excess of the amount necessary to settle the Company's obligations and that the reserves established for valuation allowances on properties to be disposed of were not sufficient.

(C) Within one year of the Morrison Acquisition management completed its evaluation of the Morrison cafeterias acquired including the related lease obligations.  As a result of the evaluation, reserves for unit closings were reduced along with a corresponding reduction to goodwill.