Form 10-Q
period 2001-09-30
PICCADILLY CAFETERIAS INC
filed 2001-11-13
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of November 12, 2001, was 10,528,368.

PART I -- Financial Information

Item 1.     Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands except share data)
Balances at	September 30	June 30
	2001	2001

ASSETS
Current Assets
Cash and cash equivalents	$ 5,998	$ 851
Accounts and notes receivable	827	1,030
Inventories	11,653	12,232
Deferred income taxes	---	4,289
Other current assets	886	1,085

Total Current Assets	19,364	19,487
Property, Plant and Equipment	248,366	263,378
Less allowances for depreciation and cafeteria closings	140,844	142,813

Net Property, Plant and Equipment	107,522	120,565
Goodwill, net of $1,360,000 amortization at September 30, 2001 and at June 30, 2001	4,509	4,509
Other Assets	12,460	14,017

Total Assets	$ 143,855	$ 158,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 9,226	$ 10,163
Accrued interest	2,573	1,342
Accrued salaries, benefits and related taxes	18,022	18,396
Accrued rent	4,072	4,195
Other accrued expenses	4,784	4,606

Total Current Liabilities	38,677	38,702

Notes Payable, net of $4,497,000 and $5,538,000 unamortized discount at September 30, 2001 and June 30, 2001, respectively	46,667	54,976
Deferred Income Taxes	---	4,289
Reserve for Cafeteria Closings	7,472	8,469
Other Noncurrent Liabilities, less current portion	7,700	8,891

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding 10,528,368 shares at September 30, 2001 and at June 30, 2001	19,141	19,141
Additional paid-in capital	18,735	18,735
Retained earnings	5,739	5,648

	43,615	43,524
Less treasury stock at cost: 25,000 Common Shares at September 30, 2001 and at June 30, 2001	276	273

Total Shareholders' Equity	43,339	43,251

Total Liabilities and Shareholders' Equity	$ 143,855	$ 158,578

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)
Piccadilly Cafeterias, Inc.

(Amounts in thousands -- except per share data)
	Three Months Ended September 30
	2001	2000

Net sales	$ 97,190	$ 109,555
Cost and expenses:
Cost of sales	54,835	64,997
Other operating expense	36,222	40,533
Provision for cafeteria impairments and closings	---	540
General and administrative expense	2,852	3,807
Amortization and write-off of goodwill	---	414
Interest expense	2,177	2,195
Other expense (income)	(89)	(106)

	95,997	112,380

Income (Loss) Before Income Taxes and Extraordinary Charge	1,193	(2,825)
Provision for income taxes	---	(892)

Income (Loss) Before Extraordinary Charge	1,193	(1,933)
Extraordinary charge - loss on early retirement of debt	1,102	---

Net Income (Loss)	$ 91	$ (1,933)

Weighted average number of shares outstanding	10,511	10,504

Net income (loss) per share before extraordinary charge -- basic and assuming dilution	$ .11	$ (.18)

Extraordinary charge per share--loss on early retirement of debt	$ (.10)	$ ---

Net income (loss) per share -- basic and assuming dilution	$ .01	$ (.18)

Cash dividends per share	$ ---	$ ---

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Three Months Ended September 30	2001	2000

Operating Activities
Net income (loss)	$ 91	$ (1,933)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property, plant, and equipment and
amortization of deferred financing costs	3,909	4,249
Amortization and impairment of goodwill	---	414
Expenditures associated with closed cafeterias	(918)	(395)
Provision for cafeteria impairments and closings	---	540
Extraordinary charge -- loss on early extinguishment of debt	1,102	---
Provision for deferred income taxes	---	(735)
Loss on sales of assets	84	23
Pension expense, net of contributions	698	379
Change in operating assets and liabilities	706	(2,367)

Net Cash Provided by Operating Activities	5,672	175

Investing Activities
Purchases of property, plant and equipment	(840)	(1,122)
Proceeds from sales of property, plant and equipment	2	11
Proceeds from sale-leaseback transaction	8,996	---

Cash Provided by (Used in) Investing Activities	8,158	(1,111)

Financing Activities
Proceeds from long-term debt	---	939
Payments on long-term debt	(8,506)	---
Financing costs	(174)	---
Treasury stock transactions	(3)	(3)

Net Cash Provided by (Used in) Financing Activities	(8,683)	936

Change in cash and cash equivalents	5,147	---
Cash and cash equivalents at beginning of period	851	---

Cash and cash equivalents at end of period	5,998	$ ---

Supplemental Cash Flow Disclosures:

Income taxes paid (net of refunds received)	$ (38)	$ (229)

Interest paid	$ 220	$ 1,881

See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Piccadilly Cafeterias, Inc.
September 30, 2001

NOTE 1:    BASIS OF PRESENTATION

            The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

            These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended June 30, 2001, except for the adoption of SFAS 142, Goodwill and Other Intangible Assets, as discussed in Note 3 below. The accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K.

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

NOTE 2:    EXTRAORDINARY CHARGE - LOSS ON EARLY RETIREMENT OF DEBT

            On July 31, 2001, we completed a sale-leaseback transaction of six properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for our ability to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million of our 12% Senior Secured Notes due fiscal 2007. As a result of this transaction, there will be a net annual reduction of expense of $1.2 million. Rent expense during the initial term for these six properties will be approximately $1.1 million annually. The assets sold and leased back previously had annual depreciation expense of approximately $0.9 million. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $1.4 million.

            We recorded in the quarter ending September 30, 2001, extraordinary charges of approximately $1.1 million for the writeoff of unamortized deferred financing costs associated with the extinguished debt. The sale of the six properties resulted in a $1.3 million loss, which offset the $1.3 million deferred gain resulting from a related sale-leaseback transaction completed on March 30, 2001.

            The sale of the six properties resulted in a reduction of our borrowing capacity under our Senior Credit Facility from $19.2 million to approximately $14.4 million. At September 30, 2001, we had $10.8 million in letters of credit but no other borrowings under the Senior Credit Facility, leaving approximately $3.6 million available for borrowing.

NOTE 3:    GOODWILL

            In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. Though not required until July 2002, the Company adopted SFAS 142 effective July 1, 2001. Accordingly, no goodwill amortization was recorded during the first quarter of fiscal 2002. The Company is currently developing a benchmark assessment model to test for impairment, which will be completed within six months of July 1, 2001 as required. Any resulting impairment will be recorded as a change in accounting principle.

            Goodwill amortization for the quarter ended September 30, 2001 would have been $42,000. Amortization and writeoff of goodwill for the prior year first quarter was $0.4 million.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

            Forward-looking statements regarding management's present plans or expectations regarding its credit facilities, cash flows, liquidity, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, and the disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

            Net Sales. Total net sales for the quarter ended September 30, 2001 were $97.2 million, an 11.3% reduction from last year's net sales of $109.6 million. The decline is comprised of a $7.4 million decrease from closing 27 cafeterias since July 1, 2000 and a decline of $5.0 million in same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales (for cafeterias that were open for three full months in both periods) for the quarters ended September 30, 2001 and 2000:

	Quarter Ended September 30

	2001		2000
					Sales Change
	Sales	Cafeterias	Sales	Cafeterias

	(Amounts in thousands)
Total cafeteria net sales	$97,190	230	$109,555	242	(11.3)%
Less net sales relating to:
Cafeterias closed in fiscal 2001	167	15	3,907	15
Cafeterias closed in fiscal 2000	---	---	3,631	12

Net same-store cafeteria sales	$97,023	215	$102,017	215	(4.9)%

            The net decrease of 4.9% reflects a decline in same-store customer traffic of 9.6%, which was partially offset by a check average increase of 5.1%. The check average increase is primarily due to a price increase implemented during the last week of December 2000. We have experienced a generally consistent decline in same-store guest traffic trend since 1997. We believe that the declining trend is due to various factors including intense competition and market saturation within the restaurant industry.  We have not made significant advertising expenditures since the end of the second quarter of fiscal 2001. On November 1, 2001, we began a major two-month radio and direct mail advertising campaign designed to increase guest traffic. The core message of the campaign educates consumers about the return of our popular "Dilly" meal by using the tagline, "The Dilly is Back". Advertising expenditures for November and December of 2001 are expected to approximate $1.5 million.

            The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.
	Quarter ended September 30		Change
	2001	2000

Cost of sales	56.4%	59.3%	(2.9)%
Other operating expenses	37.3%	37.0%	0.3%
General and administrative expenses	2.9%	3.5%	(0.6)%
Other expenses (income)	(0.1)%	(0.1)%	---

            Cafeteria-Level Income. During the first quarters of fiscal 2002 and 2001, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.3% and 3.7%, respectively.

            Cost of Sales. Cost of sales as a percentage of net sales decreased 2.9%. That decline is a combination of a 0.7% decrease in food costs as a percentage of net sales and a 2.2% decrease in labor costs as a percent of net sales.

            The decrease in food costs, as a percentage of net sales, is primarily due to the December 2000 cafeteria price increase. The improvement in labor costs, as a percentage of net sales, is due primarily to savings realized from reduced labor hours combined with the December 2000 price increase. On average, labor hours, primarily in the kitchen production area, have been reduced by 25 to 27 hours per day per cafeteria. This reduction in labor hours is due to staff reductions and scheduling efficiencies implemented initially as part of our outsourcing program. The outsourcing program involves outside vendors who provide and prepare selected components of several Piccadilly recipes, which have historically been made from scratch. Although the  number of outsourced items that are currently being used is not significant, our cafeteria general managers challenged existing staffing levels and cut production costs while preserving our high quality food and made-from-scratch cooking approach.

            Other Operating Expenses. Other operating expenses increased 0.3% as a percentage of net sales. Rent expense increased 0.7% as a percentage of net sales from the sale-leaseback transactions completed in March and July 2001. Health insurance costs increased 0.5% as a percentage of net sales due to inflation in claims costs. Additionally, the fixed portion of certain operating costs such as rent, repairs and maintenance, utilities, and depreciation, expressed as a percentage of net sales has increased as cafeteria sales decreased. These increases were largely offset by a 1.3% decline in advertising expense as a percentage of net sales. We will begin a new advertising campaign in the second quarter of this year designed to attract new guests and build frequency among existing guests. Advertising expenditures for the remainder of fiscal 2002 are expected to approximate $6.0 to $7.0 million.

            Provision for Cafeteria Impairments and Closings. During the quarter ended September 30, 2000, we recorded a non-cash charge of $0.5 million related to eight cafeterias closed in fiscal 2001. The charge included amounts for asset impairments and continuing lease obligations.

            General and Administrative Expenses. General and administrative expenses as a percentage of net sales decreased 0.6%. The decline is primarily attributable to a restructuring plan implemented in the fourth quarter of fiscal 2001, that resulted in the elimination of 25 middle management positions.

            Amortization and Write-off of Goodwill. During the quarter ended September 30, 2000, we recorded a charge of $0.3 million for the writeoff of goodwill associated with four Morrison cafeterias closed in fiscal 2001.

            Provision for Income Taxes. During the quarter ended March 31, 2001, we established a valuation allowance for the portion of deferred tax assets that was not supported by future reversals of existing temporary differences. During the quarter ended September 30, 2001, changes in the valuation allowance for deferred tax assets offset the provision for income taxes, reducing the net provision for income taxes to zero.

Liquidity and Capital Resources

            All capital expenditures for fiscal 2002 are being funded by cash flow from operations. Cash and cash equivalents at September 30, 2001 were $6.0 million. Capital expenditures for the three months ended September 30, 2001 were $0.8 million. Capital expenditures for the fiscal year 2002 are expected to approximate $6.0 million. We believe that our cash from operations, together with the credit available under the Senior Credit Facility, will be sufficient to provide for our operational and capital expenditure needs through at least June 30, 2002.

            On July 31, 2001, we completed a sale-leaseback transaction of six properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for our ability to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million of our 12% Senior Secured Notes due fiscal 2007. As a result of this transaction, there will be an annual reduction of expense of $1.2 million. Net rent expense during the initial term for these six properties will be approximately $1.1 million annually. The assets sold and leased back previously had annual depreciation expense of approximately $0.9 million. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $1.4 million.

            We recorded in the quarter ending September 30, 2001, extraordinary charges of approximately $1.1 million for the writeoff of unamortized deferred financing costs associated with the extinguished debt. The sale of the six properties resulted in a $1.3 million loss, which offsets the $1.3 million deferred gain from the related March 30, 2001 sale-leaseback transaction.

            The sale of the six properties resulted in a reduction of our borrowing capacity under our Senior Credit Facility from $19.2 million to approximately $14.4 million. At September 30, 2001, we had $10.8 million in letters of credit but no other borrowings under the Senior Credit Facility, leaving approximately $3.6 million available for borrowing.

            On June 29, 2001, we announced that we had reached an agreement to amend the Senior Credit Facility. This amendment waived the fiscal 2001 third quarter violation and lowered the required level of tangible net worth. On July 31, 2001, the Senior Credit Facility was again amended to further reduce the tangible net worth requirement.

Trends and Uncertainties

            Since September 11, 2001, we have experienced further declines in our net same-store sales.  We are uncertain of the near or long-term impact of these events on our results of operations.  However, it is possible that additional declines in net same-store sales at individual cafeterias could result in the closing of such cafeterias and charges for impairment of property, plant and equipment and goodwill.

            The U.S. Congress is currently considering an increase in the federal minimum wage as part of an economic stimulus package. An increase in the federal minimum wage will adversely affect our operating costs. Historically, minimum wage increases are absorbed with price increases. We operate in a highly competitive industry and may be unable to transfer all or a portion of such higher operating costs to our guests.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

            A portion of our credit facilities is exposed to changes in short-term interest rates.  If the variable rate on our $5.5 million Term Loan Credit Facility increases by 1.0% from the rate at September 30, 2001 for the remainder of fiscal 2002, then solely as a result of the increase in interest rates, our interest expense will increase, resulting in a $42,000 decrease in net income. Since we currently have no borrowings under our Senior Credit Facility, changes in short-term interest rates would have no impact to interest expense.  Changes in market interest rates have no impact on the interest rate of the Senior Notes. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes in market interest rates. We have not used derivative instruments to engage in speculative transactions or hedging activities.

            Because of the Company's credit rating and because no active market has developed for the Senior Notes, it is not practicable to estimate the fair value of our long-term borrowings.

PART II -- Other Information

Item 6.      Exhibits and Reports on Form 8-K

(a)   Exhibits

        3.         (a)     Articles of Incorporation of the Company, as restated through March 12, 1999.(1)

                    (b)     By-laws of the Company, as amended and restated through March 12, 1999. (1)

        10.1     Second Amendment to Amended and Restated Credit Agreement, dated, July 31, 2001, among the Company,
                    Hibernia National Bank and Branch Banking & Trust Company.

(b)   Reports on Form 8-K

        (1)        Current Report on Form 8-K dated July 2, 2001.

        (2)        Current Report on Form 8-K dated August 13, 2001.

        (3)        Current Report on Form 8-K dated September 28, 2001.

_________________________

(1)    Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant)
By: /s/ Ronald A. LaBorde Ronald A. LaBorde Chairman and Chief Executive Officer 11/13/01

/s/ Ronald A. LaBorde Ronald A. LaBorde, Chairman, Chief Executive Officer, and Director	11/13/01 Date
/s/ Mark L. Mestayer Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	11/13/01 Date
/s/ W. Scott Bozzell W. Scott Bozzell, Executive Vice President, Secretary & Controller (Principal Accounting Officer)	11/13/01 Date