Form 10-Q
period 2001-12-31
PICCADILLY CAFETERIAS INC
filed 2002-02-13
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of February 1, 2002, was 10,528,368.

PART I -- Financial Information

Item 1.     Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands except share data)
Balances at	December 31	June 30
	2001	2001

ASSETS
Current Assets
Cash and cash equivalents	$ 5,621	$ 851
Accounts and other receivables	2,003	1,030
Inventories	11,875	12,232
Deferred income taxes	---	4,289
Other current assets	927	1,085

Total Current Assets	20,426	19,487
Property, Plant and Equipment	246,324	263,378
Less allowances for depreciation and cafeteria closings	141,411	142,813

Net Property, Plant and Equipment	104,913	120,565
Goodwill	3,666	4,509
Other Assets	11,328	14,017

Total Assets	$ 140,333	$ 158,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 11,370	$ 10,163
Accrued interest	1,178	1,342
Accrued salaries, benefits and related taxes	17,146	18,396
Accrued rent	4,247	4,195
Other accrued expenses	4,879	4,606

Total Current Liabilities	38,820	38,702

Notes Payable, net of $4,037,000 and $5,538,000 unamortized discount at December 31, 2001 and June 30, 2001, respectively	43,463	54,976
Deferred Income Taxes	---	4,289
Reserve for Cafeteria Closings	6,747	8,469
Other Noncurrent Liabilities, less current portion	7,738	8,891

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding: 10,528,368 shares at December 31, 2001 and at June 30, 2001	19,141	19,141
Additional paid-in capital	18,735	18,735
Retained earnings	5,962	5,648

	43,838	43,524
Less treasury stock at cost: 25,000 Common Shares at December 31, 2001 and at June 30, 2001	273	273

Total Shareholders' Equity	43,565	43,251

Total Liabilities and Shareholders' Equity	$ 140,333	$ 158,578

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)
Piccadilly Cafeterias, Inc.

(Amounts in thousands – except per share data)
	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000

Net sales	$ 98,256	$ 111,202	$ 195,446	$ 220,757
Cost and expenses:
Cost of sales	55,223	65,600	110,058	130,597
Other operating expense	37,351	40,898	73,573	81,431
Provision for cafeteria impairments and closings	---	---	---	540
General and administrative expense	3,002	3,592	5,854	7,399
Amortization and write-off of goodwill	---	113	---	527
Interest expense	1,946	2,203	4,123	4,398
Other expense (income)	(293)	(338)	(382)	(444)

	97,229	112,068	193,226	224,448

Income (Loss) Before Income Taxes and Extraordinary Charge	1,027	(866)	2,220	(3,691)
Provision for income taxes (benefit)	---	(279)	---	(1,171)

Income (Loss) Before Extraordinary Charge	1,027	(587)	2,220	(2,520)
Extraordinary charge - loss on early retirement of debt	804	---	1,906	---

Net Income (Loss)	$ 223	$ (587)	$ 314	$ (2,520)

Weighted average number of shares outstanding	10,503	10,503	10,507	10,504

Net income (loss) per share before extraordinary charge – basic and assuming dilution	$ .10	$ (.06)	$ .21	$ (.24)

Extraordinary charge per share – loss on early retirement of debt	$ (.08)	$ ---	$ (.18)	$ ---

Net income (loss) per share – basic and assuming dilution	$ .02	$ (.06)	$ .03	$ (.24)

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Six Months Ended December 31	2001	2000

Operating Activities
Net income (loss)	$ 314	$ (2,520)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	7,656	8,574
Amortization and impairment of goodwill	---	527
Expenditures associated with closed cafeterias	(1,722)	(727)
Provision for cafeteria impairments and closings	---	539
Extraordinary charge – loss on early extinguishment of debt	1,906	---
Provision for deferred income taxes	---	(200)
(Gain) Loss on disposition of assets	(12)	(209)
Pension expense, net of contributions	1,728	663
Change in operating assets and liabilities	97	(2,625)

Net Cash Provided by Operating Activities	9,967	4,022

Investing Activities
Purchases of property, plant and equipment	(1,584)	(2,068)
Proceeds from sales of property, plant and equipment	80	1,621
Proceeds from sale-leaseback transaction	8,996	---

Cash Provided by (Used in) Investing Activities	7,492	(447)

Financing Activities
Proceeds from issuance of notes, net of discount	---	72,900
Proceeds from long-term debt	---	4,000
Payments on long-term debt	(12,038)	(68,391)
Financing costs	(651)	(8,010)
Treasury stock transactions	---	3

Net Cash Provided by (Used in) Financing Activities	(12,689)	502

Change in cash and cash equivalents	4,770	4,077
Cash and cash equivalents at beginning of period	851	---

Cash and cash equivalents at end of period	$ 5,621	$ 4,077

Supplemental Cash Flow Disclosures:

Income taxes paid (net of refunds received)	$ 80	$ (47)

Interest paid	$ 3,510	$ 2,791

See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Piccadilly Cafeterias, Inc.
December 31, 2001

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

These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended June 30, 2001. Except for the adoption of SFAS 142, Goodwill and Other Intangible Assets, as discussed in Note 3 below, the accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K.

Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in guest traffic volume. Guest traffic volume at established cafeterias is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting general seasonal retail activity.

NOTE 2: EXTRAORDINARY CHARGE - LOSS ON EARLY RETIREMENT OF DEBT

On December 11, 2001, we completed a three-year, $20 million senior credit facility with Foothill Capital Corporation (the "Senior Credit Facility") that replaced a $14.4 million senior credit facility with commercial banks. Approximately $10.7 million of the Senior Credit Facility is used for outstanding commercial letters of credit, and the remainder is available for working capital and for other corporate purposes. The Senior Credit Facility matures in December 2004. We have no outstanding borrowings under the Senior Credit Facility. The quarter ending December 31, 2001 includes extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced facility.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes due fiscal 2007. Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007. The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expenses of $1.2 million. In the quarter ending September 30, 2001, we recorded an extraordinary charge of approximately $1.1 million to write-off unamortized deferred financing costs associated with the repurchased notes.

With the six properties sold in July 2001, we have entered into sale-leaseback transactions for a total of 18 properties. The purchaser of these 18 properties is an unrelated third-party who has, by their payment terms to us for the purchase of these properties, demonstrated initial and continuing investment in the properties acquired. We have no continuing involvement with the properties sold, other than a normal leaseback. There is no obligation on our part to repurchase the properties sold, and the purchaser does not have the ability to compel us to repurchase the property at any time in the future. We have made no guarantees of the purchaser's investment or a return on that investment for either a limited or extended period.

NOTE 3: GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. Though not required until July 2002, we adopted SFAS 142 effective July 1, 2001. Accordingly, no goodwill amortization has been recorded during fiscal 2002. We completed a transitional goodwill impairment test within six months of adopting SFAS No. 142 as required and the test determined there is no goodwill impairment. The transitional impairment test required that fair value be tested as of the first day of our fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of July 1, 2001. We performed the annual impairment test as of December 31, 2001 and the test determined there is no goodwill impairment. Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired.

Goodwill amortization for the quarter and six months ended December 31, 2001 would have been $42,000 and $84,000, respectively. Amortization of goodwill for the quarter and six months ended December 31, 2000 was $0.1 million and $0.2 million, respectively. In the first quarter of last year, goodwill relating to cafeterias closed in fiscal 2001 was written-off in the amount of $0.3 million.

After December 31, 2001, we received federal income tax refunds relating to the 1993 and 1995 Morrison Restaurants, Inc. (Morrison) income tax returns in the amount of $1.1 million. A receivable relating to the refunds was not recorded in connection with the purchase of Morrison in 1998. Approximately $0.2 million of the refunds relates to interest earned subsequent to the Morrison purchase and is included in Other Income for the second quarter ended December 31, 2001. The remainder of the refund reduced the carrying value of goodwill by $0.8 million.

NOTE 4: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We own a one-eighth interest in Dallas Reinsurance Company, Ltd. (DallasRe). DallasRe is a group captive insurance company incorporated under the Companies Law of the Cayman Islands on July 11, 1980 and holds an Unrestricted Class "B" Insurers License under Section 4(2) of the Cayman Islands Insurance Law. DallasRe is engaged in the business of reinsurance of various non-life risks (primarily workers' compensation, general liability and automobile liability) of its shareholders from Old Republic Insurance Company (the "Ceding Insurer"). Our investment is recorded at cost of $450,000 and is included in Other Assets. Our investment is accounted for using the cost method and accordingly, the financial results of DallasRe are not consolidated with our results. Our investment in DallasRe dates to 1985. Each of the other seven shareholders has a one-eighth interest and has held their own investment in DallasRe at least as long as Piccadilly. DallasRe reinsures the Ceding Insurer for insured claims subject to a $250,000 deductible per claim. Our exposure to the claim losses of other shareholders along with other losses of DallasRe is limited to our investment in DallasRe. We have provided the Ceding Insurer and DallasRe a standby letter of credit for approximately $5.8 million securing our self-insured retentions and deferred premium obligations. The letter of credit can only be called if we are unable to pay our insurance commitments as they come due.

NOTE 5: PENDING ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt FAS 144 as of July 1, 2002. We have not yet determined whether the adoption of the Statement will have a significant impact.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as "expect", "forecast", "will", "may", or "believe." Forward-looking statements regarding management's present plans or expectations regarding its credit facilities, cash flows, liquidity, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Results of Operations

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

Net Sales. Total net sales for the quarter ended December 31, 2001, were $98.3 million, an 11.6% reduction from last year's net sales of $111.2 million. Closing 27 cafeterias since October 1, 2000, accounted for $6.7 million of the total decline in net sales. The remaining decline of $6.3 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the quarters ended December 31, 2001, and 2000. Same-store cafeterias are cafeterias that were open for three full months in both quarters.

	Quarter Ended December 31
	2001		2000
					Sales
	Sales	Cafeterias	Sales	Cafeterias	Change

	(Dollars in thousands)
Total cafeteria net sales	$98,256	215	$111,202	242	(11.6)%
Less net sales relating to:
Cafeterias closed in fiscal 2002	---	---	4,170	15
Cafeterias closed in fiscal 2001	---	---	2,511	12

Net same-store cafeteria sales	$98,256	215	$104,521	215	(6.0)%

The net decrease of 6.0% reflects a decline in same-store customer traffic of 9.6%, which was partially offset by a check average increase of 3.9%. The check average increase is primarily due to a price increase implemented during the last week of December 2000. We have experienced sustained declines in same-store guest traffic since 1997. We believe that the declines are due to various factors including intense competition and market saturation within the restaurant industry. After September 11, 2001, we experienced a steeper decline in our net same-store sales.

On November 1, 2001, we began a two-month marketing and advertising campaign designed to increase guest traffic. The core message of the campaign informs consumers about the return of our popular "Dilly" meal by using the tagline, "The Dilly is Back." We believe the campaign was partially responsible for improving guest traffic trends to pre-September 11 levels by mid-December. Winter storms in late December 2001 adversely impacted our sales. We are developing our marketing and advertising campaign for the remainder of the fiscal year and expect to spend approximately $4.2 million in that period.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.
	Quarter ended December 31		Change
	2001	2000

Cost of sales	56.2%	59.0%	(2.8)%
Other operating expenses	38.0%	36.8%	1.2%
General and administrative expenses	3.1%	3.4%	(0.3)%
Other expenses (income)	(0.3)%	(0.3)%	---

Cafeteria-Level Income. During the second quarters of fiscal 2002 and 2001, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.8% and 4.2%, respectively.

Cost of Sales. Cost of sales as a percent of net sales decreased 2.8%. That decline is a combination of a 1.0% decrease in food costs as a percent of net sales and a 1.8% decrease in labor costs as a percent of net sales.

The decrease in food costs, as a percent of net sales, is due to the December 2000 price increase. The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours combined with the December 2000 price increase. On average, labor hours, primarily in the kitchen production area, are 25 to 27 hours per day per cafeteria lower than a year ago. This reduction in labor hours is due to lower sales levels, staff reductions, and scheduling efficiencies.

Other Operating Expenses. Other operating expenses increased 1.2% as a percent of net sales. Rent expense increased 1.1% as a percent of net sales primarily because of the sale-leaseback transactions completed in March and July 2001. Employee benefits costs increased 1.4% as a percent of net sales due to inflation in health claims costs and increases in pension expense. These increases were partially offset by a 1.0% decline in advertising-related expenses as a percent of net sales and a 0.3% decline in utilities expense as a percent of net sales. We have restructured our employee health insurance program and frozen our defined benefit pension plan effective January 1, 2002. The employees that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(K) plan.

General and Administrative Expenses. General and administrative expenses declined $0.6 million and as a percent of net sales decreased 0.3%. The decline is attributable to a restructuring plan implemented in the fourth quarter of fiscal 2001 that resulted in the elimination of 25 middle-management positions.

Interest Expense. Interest expense for the second quarter was down $0.3 million compared to the same quarter last year because debt levels are lower. Amortization of financing costs and original issue discount, included in interest expense, was $0.4 million in both periods.

Other expense (income). The second quarter ended December 31, 2001 includes interest income related to the IRS refund discussed in Note 3 in the amount of $0.2 million. Last year's second quarter includes a gain in the amount of $0.3 million from the sale of a piece of land in Shawnee Mission, Kansas.

Provision for Income Taxes. During the quarter ended March 31, 2001, we established a valuation allowance for the portion of deferred tax assets that was not supported by future reversals of existing temporary differences. During the quarter ended December 31, 2001, changes in the valuation allowance for deferred tax assets offset the provision for income taxes, reducing the net provision for income taxes to zero.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

Net Sales. Total net sales for the six months ended December 31, 2001, were $195.4 million, an 11.5% reduction from last year's net sales of $220.8 million. Closing 27 cafeterias since July 1, 2000, accounted for $14.0 million of the total decline in net sales. The remaining decline of $11.3 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the six-month periods ended December 31, 2001, and 2000. Same-store cafeterias are cafeterias that were open for six full months in both periods.

	Six Months Ended December 31
	2001		2000
					Sales
	Sales	Cafeterias	Sales	Cafeterias	Change

	(Dollars in thousands)
Total cafeteria net sales	$195,446	230	$220,757	242	(11.5)%
Less net sales relating to:
Cafeterias closed in fiscal 2002	167	15	7,565	15
Cafeterias closed in fiscal 2001	---	---	6,604	12

Net same-store cafeteria sales	$195,279	215	$206,588	215	(5.5)%

The net decrease of 5.5% reflects a decline in same-store customer traffic of 9.6%, which was partially offset by a check average increase of 4.5%. The check average increase is primarily due to a price increase implemented during the last week of December 2000. We have experienced sustained declines in same-store guest traffic since 1997. We believe that the declines are due to various factors including intense competition and market saturation within the restaurant industry. After September 11, 2001, we experienced a steeper decline in our net same-store sales.

On November 1, 2001, we began a two-month marketing and advertising campaign designed to increase guest traffic. The core message of the campaign informs consumers about the return of our popular "Dilly" meal by using the tagline, "The Dilly is Back." We believe the campaign was partially responsible for improving guest traffic trends to pre-September 11 levels by mid-December. Winter storms in late December 2001 adversely impacted our sales. We are developing our marketing and advertising campaign for the remainder of the fiscal year and expect to spend approximately $4.2 million in that period.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative six-month periods.
	Six months ended December 31		Change
	2001	2000

Cost of sales	56.3%	59.2%	(2.9)%
Other operating expenses	37.6%	36.9%	0.7%
General and administrative expenses	3.0%	3.5%	(0.5)%
Other expenses (income)	(0.2)%	(0.2)%	---

Cafeteria-Level Income. During the first quarters of fiscal 2002 and 2001, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.1% and 3.9%, respectively.

Cost of Sales. Cost of sales as a percent of net sales decreased 2.9%. That decline is a combination of a 0.8% decrease in food costs as a percent of net sales and a 2.1% decrease in labor costs as a percent of net sales.

The decrease in food costs, as a percent of net sales, is primarily due to the December 2000 price increase. The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours combined with the December 2000 price increase. On average, labor hours, primarily in the kitchen production area, are 25 to 27 hours per day per cafeteria lower than a year ago. This reduction in labor hours is due to lower sales level, staff reductions, and scheduling efficiencies.

Other Operating Expenses. Other operating expenses increased 0.7% as a percent of net sales. Rent expense increased 1.1% as a percent of net sales primarily from the sale-leaseback transactions completed in March and July 2001. Employee benefits costs increased 1.2% as a percent of net sales due to inflation in health claims costs and increases in pension expense. These increases were partially offset by a 1.3% decline in advertising-related expenses as a percent of net sales. We have restructured our employee health insurance program and frozen our defined benefit pension plan effective January 1, 2002. The employees that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(K) plan.

Provision for Cafeteria Impairments and Closings. During the quarter ended September 30, 2000, we recorded a non-cash charge of $0.5 million related to eight cafeterias closed in fiscal 2001. The charge included amounts for asset impairments and continuing lease obligations.

General and Administrative Expenses. General and administrative expenses declined $1.5 million and as a percent of net sales decreased 0.5%. The decline is attributable to a restructuring plan implemented in the fourth quarter of fiscal 2001 that resulted in the elimination of 25 middle-management positions.

Amortization and Write-off of Goodwill. During the quarter ended September 30, 2000, we recorded a charge of $0.3 million to write-off goodwill associated with four Morrison cafeterias closed in fiscal 2001.

Interest Expense. Interest expense for the six months ended December 31, 2001 was down $0.3 million compared to the same period last year because debt levels are lower. Amortization of financing costs and original issue discount, included in interest expense, was higher in the current period by $0.1 million.

Other expense (income). The second quarter ended December 31, 2001 includes interest income related to the IRS refund discussed in Note 3 in the amount of $0.2 million. Last year's second quarter includes a gain on a sale of a piece of land in Shawnee Mission, Kansas in the amount of $0.3 million.

Provision for Income Taxes. During the quarter ended March 31, 2001, we established a valuation allowance for the portion of deferred tax assets that was not supported by future reversals of existing temporary differences. During the six months ended December 31, 2001, changes in the valuation allowance for deferred tax assets offset the provision for income taxes, reducing the net provision for income taxes to zero.

Liquidity and Capital Resources

Moody's and Standard & Poor's (S&P) assigned first-time ratings of B2 and B+, respectively, to our senior secured debt. Because of our operating performance in fiscal 2001, in May 2001, Moody's downgraded its rating from B2 to Caa1 and S&P placed its credit rating on CreditWatch with negative implications. These ratings are subject to revision or withdrawal at any time. Moody's assigns a "Caa" credit rating to bonds it considers to be "of poor quality" and where it believes "such issues may be in default or there may be present elements of danger with respect to principal or interest." S&P assigns a "B" rating to obligations for which it considers that "adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation." A plus (+) or minus (-) sign is added "to show relative standing with the major rating categories." We express no opinion on the ratings assigned to the notes by Moody's and S&P and do not believe that these ratings downgrades will have a material adverse impact on our existing credit facilities or impact our liquidity in the foreseeable future. We have no credit facilities or commitments containing rating triggers.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007. The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expense of $1.2 million. Rent expense during the initial term for these six properties is approximately $1.1 million annually. The assets sold and leased back previously had annual depreciation expense of approximately $0.9 million. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $1.4 million. In the quarter ending September 30, 2001, we recorded an extraordinary charge of approximately $1.1 million to write-off unamortized financing costs associated with the repurchased notes.

On December 11, 2001, we completed a three-year, $20 million Senior Credit Facility with Foothill Capital Corporation (the Senior Credit Facility) replacing a smaller $14.4 million senior credit facility with commercial banks. Approximately $10.7 million of the Senior Credit Facility is used to support commercial letters of credit, and the remainder is available for working capital and for other corporate purposes. The Senior Credit Facility matures in December 2004. We have no outstanding borrowings under the Senior Credit Facility at December 31, 2001. The quarter ending December 31, 2001, includes extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced facility.

The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges ratio. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. We believe that the financial covenant requirements under the Senior Credit Facility better match our business plan than the covenants of the replaced facility. Initially, compliance with the financial covenants is measured quarterly. If funding under the Senior Credit Facility together with outstanding letters of credit amount to $15 million, compliance with the financial covenants will be measured monthly. At December 31, 2001, we comply with all of the financial covenants of the Senior Credit Facility.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million of face value of our 12% Senior Secured Notes due fiscal 2007. Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs.

Cash and cash equivalents at December 31, 2001, were $5.6 million. Capital expenditures for the six months ended December 31, 2001, were $2.2 million. Capital expenditures for fiscal 2002 are expected to approximate $6.0 million. We believe that our cash from operations, together with the credit available under the Senior Credit Facility, will provide sufficient liquidity for our operational and capital expenditure needs for the next twelve months.

 Trends and Uncertainties

 On September 24, 2001, we submitted a plan to the New York Stock Exchange (NYSE) to demonstrate our belief that we will be in compliance with the NYSE's listing requirements by February 8, 2003, and thereby qualify for continued listing on the NYSE. The submission was made in response to the NYSE's notice to us that we were not meeting one of the continued listing standards and must be in compliance with all of the NYSE's listing standards by February 8, 2003, or risk suspension by the NYSE. The continued listing standard with which we are not in compliance requires that our total market capitalization and shareholders' equity each amount to at least $50 million. Our total market capitalization, based on the 10.5 million shares of common stock outstanding and the $2.40 per share closing price on February 5, 2002, is approximately $25.2 million. Our shareholders' equity at December 31, 2001 was $43.6 million. The NYSE is monitoring our compliance with the submitted plan quarterly. Failure to meet quarterly goals could result in suspension by the NYSE before February 8, 2003.

We periodically review the historical operating cash flow and forecasts of operating cash flow for each cafeteria. Forecasted cafeteria-level cash flow is a primary determinant in whether the cafeteria will continue to operate or be closed. If we expect to continue to operate the cafeteria, we consider whether the forecasted cafeteria-level operating cash flow indicates that the long-lived assets associated with the individual cafeterias are impaired. Under our accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flow, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In cases where we determine that a cafeteria lease will likely not be renewed, for purposes of computing depreciation, the useful lives of the related assets are reduced, if necessary, to reflect the remaining useful life.

In the event that a cafeteria is closed before the end of its lease, charges are recorded for the net remaining lease obligation, other costs to close the cafeteria, and asset impairment charges as dictated by the circumstances. Charges for the minimum remaining obligations under a lease are reduced by expected recoveries from subleasing activity, if any, or expected reductions from negotiations with the landlord, if any.

Continued declines in net same-store sales would generally reduce operating cash flow and may result in charges to record impairments of long-lived assets for the affected cafeterias. Such charges could prevent us from meeting the quarterly goals submitted to the NYSE and result in the suspension of trading of our common stock.

If we were to experience severe declines in cash flow, our ability to maintain compliance with the financial covenants of the Senior Credit Facility could be impaired. In such an event, the lender has the right to terminate the Senior Credit Facility, accelerate the maturity of any outstanding obligations under that facility, and require that additional collateral be provided to secure the lender's exposure with regard to any outstanding commercial letters of credit issued on our behalf. Our liquidity would be detrimentally impacted by these events. We may be unable to secure alternative sources of liquidity.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

A portion of our credit facilities is exposed to changes in short-term interest rates. If the variable rate on our $5.5 million Term Loan Credit Facility increases by 1.0 % from the rate at December 31, 2001 for the remainder of fiscal 2002, then solely as a result of the increase in interest rates, our interest expense will increase, resulting in a $42,000 decrease in net income. Since we currently have no borrowings under our Senior Credit Facility, changes in short-term interest rates would have no impact on interest expense. Changes in market interest rates have no impact on the interest rate of the 12% Senior Secured Notes due 2007. This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes in market interest rates. We have not used derivative instruments to engage in speculative transactions or hedging activities.

Because of our credit rating and because no active market has developed for the 12% Senior Secured due 2007, it is not practicable to estimate the fair value of our long-term borrowings.

PART II -- Other Information

Item 4.     Submission of matters to vote of security holders

The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 5, 2001 and 9,277,307 shares were represented. The voting tabulation follows:

The election of the following to the Board of Directors:

	For	Withheld
Dale E. Redman	9,059,262	227,248
C. Ray Smith	9,080,365	196,942
James A. Perkins	9,094,213	192,298

The following director's terms of office continued after the Meeting: Robert P. Guyton, Christel C. Slaughter, Ronald A. LaBorde, James F. White, Jr., Joseph H. "Jay" Campbell, Jr. Dr. Norman C. Francis, a former director of the Board, reached the mandatory retirement age and did not stand for reelection.

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits

3.	(a) Articles of Incorporation of the Company, as restated through March 12, 1999.(1)
(b) By-laws of the Company, as amended and restated through March 12, 1999. (1)

10.1	Second Amended and Restated Credit Agreement, dated, December 11, 2001, by and between Piccadilly Cafeterias, Inc., as Borrower, and Foothill Capital Corporation, as Lender.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K dated October 23, 2001.
(2)	Current Report on Form 8-K dated December 13, 2001.

________________________
(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant)
By: /s/ Ronald A. LaBorde Ronald A. LaBorde Chairman and Chief Executive Officer 2/13/02

/s/ Ronald A. LaBorde Ronald A. LaBorde, Chairman, Chief Executive Officer, and Director	2/13/02 Date
/s/ Mark L. Mestayer Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	2/13/02 Date
/s/ W. Scott Bozzell W. Scott Bozzell, Executive Vice President, Secretary & Controller (Principal Accounting Officer)	2/13/02 Date