Form 10-Q
period 2002-03-31
PICCADILLY CAFETERIAS INC
filed 2002-05-15
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended	March 31, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number:	1-11754

Piccadilly Cafeterias, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-0604977

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of April 26, 2002, was 10,738,568.

PART I -- Financial Information

Item 1.     Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands except share data)
Balances at	March 31	June 30
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$8,028	$851
Income taxes recoverable	2,026	---
Accounts and other receivables	783	1,030
Inventories	11,596	12,232
Deferred income taxes	---	4,289
Other current assets	1,427	1,085

Total Current Assets	23,860	19,487
Property, Plant and Equipment	245,775	263,378
Less allowances for depreciation and cafeteria closings	144,342	142,813

Net Property, Plant and Equipment	101,433	120,565
Goodwill	3,705	4,509
Other Assets	10,960	14,017

Total Assets	$139,958	$158,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,779	$10,163
Accrued interest	2,330	1,342
Accrued salaries, benefits and related taxes	15,734	18,396
Accrued rent	3,597	4,195
Reserve for ongoing obligations of cafeterias closed	1,365	827
Other accrued expenses	4,496	4,606

Total Current Liabilities	37,301	39,529

Notes Payable, net of $3,864,000 and $5,538,000 unamortized discount at March 31, 2002 and June 30, 2001, respectively	43,636	54,976
Deferred Income Taxes	---	4,289
Reserve for Ongoing Obligations of Cafeterias Closed, less current portion	4,753	7,642
Other Noncurrent Liabilities, less current portion	7,529	8,891

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding: 10,528,368 shares at March 31, 2002 and at June 30, 2001	19,141	19,141
Additional paid-in capital	18,735	18,735
Retained earnings	9,027	5,648

	46,903	43,524
Less treasury stock at cost: 14,864 and 25,000 Common Shares at March 31, 2002 and June 30, 2001, respectively	164	273

Total Shareholders' Equity	46,739	43,251

Total Liabilities and Shareholders' Equity	$139,958	$158,578

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands – except per share data)
	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001

Net sales	$93,699	$103,353	$289,145	$324,110
Cost and expenses:
Cost of sales	52,728	58,393	162,786	188,990
Other operating expense	34,980	39,253	108,553	120,684
Provision for cafeteria impairments and closings	230	9,866	230	10,406
General and administrative expense	2,803	3,318	8,657	10,718
Amortization and write-off of goodwill	---	4,775	---	5,301
Interest expense	1,895	3,155	6,018	7,553
Other expense (income)	(55)	(80)	(437)	(524)

	92,581	118,680	285,807	343,128

Income (Loss) Before Income Taxes and Extraordinary Charge	1,118	(15,327)	3,338	(19,018)
Provision for income taxes (benefit)	(2,026)	9,243	(2,026)	8,072

Income (Loss) Before Extraordinary Charge	3,144	(24,570)	5,364	(27,090)
Extraordinary charge - loss on early retirement of debt	---	2,467	1,906	2,467

Net Income (Loss)	$3,144	$(27,037)	$3,458	$(29,557)

Weighted average number of shares outstanding - basic	10,510	10,506	10,508	10,504

Weighted average number of shares outstanding – assuming dilution	10,892	10,506	10,760	10,504

Net income (loss) per share before extraordinary charge – basic	$.30	$(2.34)	$.51	$(2.58)

Net income (loss) per share before extraordinary charge – assuming dilution	$.29	$(2.34)	$.50	$(2.58)

Extraordinary charge per share–loss on early retirement of debt – basic and assuming dilution	$ ---	$(.23)	$(.18)	$(.23)

Net income (loss) per share – basic	$.30	$(2.57)	$.33	$(2.81)

Net income (loss) per share – assuming dilution	$.29	$(2.57)	$.32	$(2.81)

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)
Piccadilly Cafeterias, Inc.
(Amounts in thousands)
Nine Months Ended March 31	2002	2001

Operating Activities
Net income (loss)	$3,458	$(29,557)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	12,232	13,127
Income tax benefit	(2,026)	---
Amortization and impairment of goodwill	---	5,301
Expenditures associated with closed cafeterias	(2,351)	(985)
Provision for cafeteria impairments and closings	230	10,406
Extraordinary charge – loss on early extinguishment of debt	1,906	2,467
Provision for deferred income taxes	---	8,072
Gain on disposition of assets	(68)	(23)
Pension expense, net of contributions	1,915	836
Deferred gain on sale-leaseback, net	---	1,258
Change in operating assets and liabilities	(2,003)	(2,476)

Net Cash Provided by Operating Activities	13,293	8,426

Investing Activities
Purchases of property, plant and equipment	(2,407)	(3,136)
Proceeds from sales of property, plant and equipment	96	3,352
Proceeds from sale-leaseback transaction	8,996	20,006

Cash Provided by Investing Activities	6,685	20,222

Financing Activities
Proceeds from issuance of notes, net of discount	---	72,900
Proceeds from long-term debt	---	4,000
Payments on long-term debt	(12,077)	(92,391)
Financing costs	(724)	(8,778)
Treasury stock transactions	---	5

Net Cash Used in Financing Activities	(12,801)	(24,264)

Change in cash and cash equivalents	7,177	4,384
Cash and cash equivalents at beginning of period	851	---

Cash and cash equivalents at end of period	$8,028	$4,384

Supplemental Cash Flow Disclosures:

Income taxes paid (net of refunds received)	$169	$(57)

Interest paid	$3,717	$4,459

See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Piccadilly Cafeterias, Inc.
March 31, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in guest traffic volume. Guest traffic volume is generally higher in the second quarter ended December 31 and lower in the third quarter ending March 31 reflecting general seasonal retail activity.

NOTE 2: PROVISIONS FOR CAFETERIA IMPAIRMENT AND CLOSINGS AND GOODWILL IMPAIRMENT

Under our accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flows, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In connection with our analysis of each cafeteria's operations, we consider whether projected cafeteria-level cash flows warrant renewing the related cafeteria lease, if any, upon expiration.

 We recorded asset impairment charges of $0.2 million for property, plant, and equipment during the quarter ended March 31, 2002 because we closed a cafeteria when the landlord exercised his right to terminate the lease. During the quarter ended March 31, 2001, we determined that certain leases might not be renewed, and with respect to those cafeterias, revised our forecasts of undiscounted future operating cash flows accordingly. Primarily as a result of the revised forecasts, we determined that long-lived assets for 61 cafeterias, including 47 cafeterias acquired in the 1998 purchase of Morrison Restaurants, Inc. ("Morrison"), were impaired at March 31, 2001 and recorded asset impairment charges of $9.9 million for property, plant and equipment and a related $4.7 million charge against goodwill that had been recorded in connection with the Morrison acquisition. During the quarter ended September 30, 2000, we recorded $0.5 million for exit costs related to cafeterias to be closed during fiscal 2001.

 In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. Though not required until July 2002, we adopted SFAS 142 effective July 1, 2001. Accordingly, no goodwill amortization has been recorded during fiscal 2002. We completed a transitional goodwill impairment test within six months of adopting SFAS No. 142 as required and the test determined there was no goodwill impairment. The transitional impairment test required that fair value be tested as of the first day of our fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of July 1, 2001. We performed the annual impairment test as of December 31, 2001 and the test determined there was no goodwill impairment. Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired.

The following table presents net income and earnings per share for fiscal 2002 and 2001 in comparative format assuming no goodwill amortization in fiscal 2001.
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001

Reported income before extraordinary items	$3,144	$(24,570)	$5,364	$(27,090)
Add back: goodwill amortization	—	113	—	338

Adjusted net income	$3,144	$(24,457)	$5,364	$(26,752)

Reported basic EPS	$0.30	$(2.34)	$0.51	$(2.58)
Add back: goodwill amortization		0.01		0.03

Adjusted basic EPS	$0.30	$(2.33)	$0.51	$(2.55)

Reported diluted EPS	$0.29	$(2.34)	$0.50	$(2.58)
Add back: goodwill amortization		0.01		0.03

Adjusted diluted EPS	$0.29	$(2.33)	$0.50	$(2.55)

After December 31, 2001, we received federal income tax cash refunds relating to the 1993 and 1995 Morrison Restaurants, Inc. (Morrison) income tax returns in the amount of $1.1 million. A receivable relating to the refunds was not recorded in connection with the purchase of Morrison in 1998. Approximately $0.2 million of the refunds relates to interest earned subsequent to the Morrison purchase and is included in Other Income for the second quarter ended December 31, 2001. The remainder of the refund reduced the carrying value of goodwill by $0.8 million.

NOTE 3: EXTRAORDINARY CHARGE - LOSS ON EARLY RETIREMENT OF DEBT

On December 11, 2001, we completed a three-year, $20.0 million senior credit facility with Foothill Capital Corporation (the "Senior Credit Facility") that replaced a $14.4 million senior credit facility with commercial banks. At March 31, 2002, approximately $10.7 million of the Senior Credit Facility supports outstanding commercial letters of credit, and the remainder is available for working capital and for other corporate purposes. The Senior Credit Facility matures in December 2004. We have no outstanding borrowings under the Senior Credit Facility. During the quarter ended December 31, 2001, we recorded extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced $14.4 million facility.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes (the "Notes") due fiscal 2007. Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs related to the repurchased Notes.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007 as required under the terms of the Notes. The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expenses of $1.2 million. In the quarter ended September 30, 2001, we recorded an extraordinary charge of approximately $1.1 million to write-off unamortized deferred financing costs associated with the repurchased notes.

On March 30, 2001, we completed a sale-leaseback transaction of 12 properties. We received $20.0 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for continued operation of cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. On March 30, 2001, we used substantially all of the net proceeds to make open-market purchases of $16.0 million of our 12% Senior Secured Notes due 2007and $4.5 million in face amount of our floating rate Term B Notes due 2007. On April 13, 2001, we purchased $0.5 million of the 12% Senior Secured Notes. We recorded a $2.5 million extraordinary charge, primarily to write-off of deferred financing costs associated with the extinguished debt. Net rent expense during the initial term will be approximately $2.3 million annually, and the assets sold and leased back previously had annual depreciation expense of approximately $0.8 million.

In total, we have entered into sale-leaseback transactions for 18 properties. The purchaser of these 18 properties is an unrelated third-party who has, by their payment terms to us for the purchase of these properties, demonstrated initial and continuing investment in the properties acquired. We have no continuing involvement with the properties sold, other than a normal leaseback. There is no obligation on our part to repurchase the properties sold, and the purchaser does not have the ability to compel us to repurchase the property at any time in the future. We have made no guarantees of the purchaser's investment or a return on that investment for either a limited or extended period.

NOTE 4: INCOME TAXES

On March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted. A provision of this Act allows a five-year carry back period for net operating losses for the 2001 tax year. This change in tax law allowed us to reduce the valuation allowance we had established during the quarter ended March 31, 2001 for deferred tax assets. As a result of this reduction in the valuation allowance, we recorded a $2.0 million income tax benefit. We filed a refund claim with the Internal Revenue Service to carry back net operating losses recognized in the June 30, 2001 taxable year to the June 30, 1996 taxable year. We subsequently received the tax refund in April 2002.

For the quarter ended March 31, 2001, we recorded a net loss before income taxes and extraordinary charge of $15.3 million and an extraordinary charge of $2.5 million resulting in cumulative pre-tax losses for recent years. Under this circumstance, the provisions of SFAS 109 further restrict assumptions regarding the realizability of deferred tax assets. Accordingly, we recorded a $14.1 million valuation allowance for deferred tax assets as of March 31, 2001.

NOTE 5: INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We own a one-eighth interest in Dallas Reinsurance Company, Ltd. (DallasRe). DallasRe is a group captive insurance company incorporated under the Companies Law of the Cayman Islands on July 11, 1980 and holds an Unrestricted Class "B" Insurers License under Section 4(2) of the Cayman Islands Insurance Law. DallasRe is engaged in the business of reinsurance of various non-life risks (primarily workers' compensation, general liability and automobile liability) of its shareholders from Old Republic Insurance Company (the "Ceding Insurer"). Our investment is recorded at cost of $450,000 and is included in Other Assets. Our investment is accounted for using the cost method and accordingly, the financial results of DallasRe are not consolidated with our results.  We have held our investment in DallasRe since 1985. Each of the other seven shareholders has a one-eighth interest and has held their own investment in DallasRe at least as long as Piccadilly. DallasRe reinsures the Ceding Insurer for insured claims subject to a $250,000 deductible per claim. Our exposure to the claim losses of other shareholders along with other losses of DallasRe is limited to our investment in DallasRe. We have provided the Ceding Insurer and DallasRe a standby letter of credit for approximately $5.8 million securing our self-insured retentions and deferred premium obligations. The letter of credit can only be called if we are unable to pay our insurance commitments as they come due.

NOTE 6: PENDING ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions, and is effective for fiscal years beginning after December 15, 2001. We will adopt FAS 144 as of July 1, 2002. We have not yet determined whether the adoption of the Statement will have a significant impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as "expect", "forecast", "will", "may", or "believe." Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising and new guest product development and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Net Sales. Total net sales for the quarter ended March 31, 2002, were $93.7 million, a 9.3% reduction from last year's third quarter net sales of $103.3 million. Closing 22 cafeterias since January 1, 2001, accounted for $5.8 million of the total decline in net sales. The remaining decline of $3.9 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the quarters ended March 31, 2002 and 2001. Same-store cafeterias are cafeterias that were open for three full months in both quarters.

	Quarter Ended March 31
	2002		2001		Sales Change

	Sales	Cafeterias	Sales	Cafeterias

Total cafeteria net sales	$93,699	215	$103,353	235	(9.3)%
Less net sales relating to:
Cafeterias closed in fiscal 2002	489	2	4,873	17
Cafeterias closed in fiscal 2001	---	---	1,392	5

Net same-store cafeteria sales	$93,210	213	$97,088	213	(4.0)%

The net decrease of 4.0% reflects a decline in same-store guest traffic of 6.6%, which was partially offset by a check average increase of 2.7%. The check average increase is primarily due to a marketing promotion in January and February 2002, which offered shrimp meal packages at prices higher than our check average. We have experienced sustained declines in same-store guest traffic since 1997. We believe that the declines are due to various factors including intense competition and market saturation within the restaurant industry. Same-store sales for the comparative months of January, February and March were down 6.7%, 3.8% and 2.3%, respectively. In March, 2002, we introduced our "Everybody's Got a Favorite, What's Yours?" advertising campaign. The advertising campaign includes television and radio advertising in markets covering approximately one-half of our cafeterias. All of our cafeteria markets are included in a related direct mail promotion. We believe that the advertising campaign was partially responsible for improving the sales trends in March.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.
	Quarter ended March 31		Change
	2002	2001

Cost of sales	56.2%	56.5%	(0.3)%
Other operating expenses	37.3%	38.0%	(0.7)%
General and administrative expenses	3.0%	3.2%	(0.2)%
Other expenses (income)	---	---	---

Cafeteria-Level Income. During the third quarters of fiscal 2002 and 2001, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.5% and 5.5%, respectively.

Cost of Sales. Cost of sales as a percent of net sales decreased 0.3%. That decline is a combination of a 0.5% increase in food costs as a percent of net sales and a 0.8% decrease in labor costs as a percent of net sales.

The increase in food costs, as a percent of net sales, is due primarily to the "Craving Shrimp" promotion and food cost inflation. The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours. On average, labor hours, primarily in the kitchen production area, are approximately 26 hours per day per cafeteria lower than a year ago. This reduction in labor hours is due to lower sales levels, staff reductions, and scheduling efficiencies.

Other Operating Expenses. Other operating expenses decreased 0.7% as a percent of net sales. Employee benefits costs decreased 1.1% as a percent of net sales due to the restructuring of our employee health insurance program and the freezing of our defined benefit pension plan effective January 1, 2002. The employees that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(K) plan. Utility costs decreased 0.7% as a percent of net sales. Offsetting these decreases was a 0.6% increase in rent expense as a percent of net sales due primarily to the sale-leaseback transactions completed in March and July 2001. Also, advertising-related expenses as a percent of net sales increased 1.1%. Comparative advertising expense for the quarters ended March 31, 2002 and 2001 were $1.8 million and $0.8 million, respectively. Advertising expense for the fourth quarter of fiscal 2002 is expected to approximate $2.9 million.

Provision for Cafeteria Impairments and Closings. During the quarter ended March 31, 2002, we recorded a $0.2 million charge related to the closing of our Durham, North Carolina cafeteria, after the landlord exercised his right to terminate our lease. In the prior year third quarter we recorded a $9.9 million charge related to the impairment of long-lived assets on 61 cafeterias. See Note 2 for further information.

Amortization and Write-off of Goodwill. Of the 61 cafeterias included in the impairment charge in last year's third quarter, 47 were acquired in the Morrison Acquisition in May 1998. Consequently, we recorded a $4.7 million impairment charge against goodwill. See Note 2 for further information.

General and Administrative Expenses. General and administrative expenses declined $0.5 million and as a percent of net sales decreased 0.2%. The decline is attributable to a restructuring plan implemented in the fourth quarter of fiscal 2001 that resulted in the elimination of 25 middle-management positions.

Interest Expense. Interest expense for the second quarter was down $1.3 million compared to the same quarter last year because debt levels are lower. Amortization of financing costs and original issue discount, included in interest expense, was $0.4 million and $0.7 million, respectively for the quarters ended March 31, 2002 and 2001.

Provision for Income Taxes. On March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted. A provision of that Act allows a five-year carry back period for net operating losses for the 2001 tax year. In March we filed a refund claim with the IRS to carry back net operating losses to 1996 that resulted in a refund claim of $2.0 million. We subsequently received the refund in April 2002. See Note 4 for further information.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Sales. Total net sales for the nine months ended March 31, 2002, were $289.1 million, a 10.8% reduction from last year's net sales of $324.1 million. Closing 29 cafeterias since July 1, 2000, accounted for $20.1 million of the total decline in net sales. The remaining decline of $14.9 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the nine-month periods ended March 31, 2002, and 2001. Same-store cafeterias are cafeterias that were open for nine full months in both periods.
	Nine Months Ended March 31
	2002		2001		Sales Change

	Sales	Cafeterias	Sales	Cafeterias

	(Dollars in thousands)
Total cafeteria net sales	$289,145	230	$324,110	242	(10.8)%
Less net sales relating to:
Cafeterias closed in fiscal 2002	2,174	17	14,319	17
Cafeterias closed in fiscal 2001	---	---	7,908	12

Net same-store cafeteria sales	$286,971	213	$301,883	213	(4.9)%

The net decrease of 4.9% reflects a decline in same-store guest traffic of 9.0%, which was partially offset by a check average increase of 4.5%. The check average increase is primarily due to a price increase implemented during the last week of December 2000 and the "Craving Shrimp" promotion in January and February 2002, which offered a $7.99 and $8.99 shrimp meal package. We have experienced sustained declines in same-store guest traffic since 1997. We believe that the declines are due to various factors including intense competition and market saturation within the restaurant industry. After September 11, 2001, we experienced a steeper decline in our net same-store sales. We believe the steeper decline was attributable to lower traffic in regional shopping malls. Approximately one-half of our cafeterias are located in regional shopping malls.

On November 1, 2001, we began a two-month marketing and advertising campaign designed to increase guest traffic. The core message of the campaign informed consumers about the return of our popular "Dilly" meal by using the tagline, "The Dilly is Back." We believe the campaign was partially responsible for improving guest traffic trends to pre-September 11 levels by mid-December. In March, 2002, we introduced our "Everybody's Got a Favorite, What's Yours?" advertising campaign. The advertising campaign includes television and radio advertising in markets covering approximately one-half of our cafeterias. All of our cafeteria markets are included in a related direct mail promotion.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative nine-month periods.
	Nine months ended March 31		Change
	2002	2001

Cost of sales	56.3%	58.3%	(2.0)%
Other operating expenses	37.5%	37.2%	0.3%
General and administrative expenses	3.0%	3.3%	(0.3)%
Other expenses (income)	(0.2)%	(0.2)%	---

Cafeteria-Level Income. During the nine months ended March 31, 2002 and 2001, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 6.2% and 4.5%, respectively.

Cost of Sales. Cost of sales as a percent of net sales decreased 2.0%. That decline is a combination of a 0.4% decrease in food costs as a percent of net sales and a 1.6% decrease in labor costs as a percent of net sales.

The decrease in food costs, as a percent of net sales, is primarily due to the December 2000 price increase. The decrease was partially offset in the third quarter of this fiscal year by the "Craving Shrimp" promotion and food cost inflation. The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours combined with the December 2000 price increase. On average, labor hours, primarily in the kitchen production area, are approximately 26 hours per day per cafeteria lower than a year ago. This reduction in labor hours is due to lower sales level, staff reductions, and scheduling efficiencies.

Other Operating Expenses. Other operating expenses increased 0.3% as a percent of net sales. Rent expense increased 0.8% as a percent of net sales primarily from the sale-leaseback transactions completed in March and July 2001. Employee benefits costs increased 0.7% as a percent of net sales due to inflation in health claims costs and increases in pension expense in the first six months of the fiscal year, which was partially offset by the savings from the restructuring of our employee health insurance program and the freezing of our defined benefit pension plan effective January 1, 2002. The employees that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(K) plan. These increases were partially offset by a 0.7% decline in advertising-related expenses as a percent of net sales. Additionally, utility costs decreased 0.3% as a percent of net sales.

Provision for Cafeteria Impairments and Closings. During the quarter ended March 31, 2002, we recorded a $0.2 million charge related to the closing of our Durham, North Carolina cafeteria, where the landlord exercised his right to terminate our lease. During the nine months ended March 31, 2001, we recorded impairment charges of $9.9 million charge related to the impairment of long-lived assets and $0.5 million for exit costs related to cafeterias to be closed. See Note 2 for further information.

Amortization and Write-off of Goodwill. Of the 61 cafeterias included in the impairment charge in last year's third quarter, 47 were acquired in the Morrison Acquisition in May 1998. Consequently, we recorded a $4.7 million impairment charge against goodwill. During the quarter ended September 30, 2000, we recorded a charge of $0.3 million to write-off goodwill associated with four Morrison cafeterias closed in fiscal 2001. See Note 2 for further information.

General and Administrative Expenses. General and administrative expenses declined $2.1 million and as a percent of net sales decreased 0.3%. The decline is attributable to a restructuring plan implemented in the fourth quarter of fiscal 2001 that resulted in the elimination of 25 middle-management positions.

Interest Expense. Interest expense for the nine months ended March 31, 2002 was down $1.5 million compared to the same period last year because debt levels are lower. Amortization of financing costs and original issue discount, included in interest expense, was lower in the current nine-month period by $0.2 million.

Other expense (income). The second quarter ended December 31, 2001 includes interest income related to the IRS refund discussed in Note 2 in the amount of $0.2 million. Last year's second quarter includes a gain on a sale of a piece of land in Shawnee Mission, Kansas in the amount of $0.3 million.

Provision for Income Taxes. On March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted. A provision of that Act allows a five-year carry back period for net operating losses for the 2001 tax year. In March we filed a refund claim with the IRS to carry back net operating losses to 1996 that resulted in a refund claim of $2.0 million. We subsequently received the refund in April 2002. See Note 4 for further information.

Liquidity and Capital Resources

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007. The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expense of $1.2 million. Rent expense during the initial term for these six properties is approximately $1.1 million annually. The assets sold and leased back previously had annual depreciation expense of approximately $0.9 million. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $1.4 million. In the quarter ended September 30, 2001, we recorded an extraordinary charge of approximately $1.1 million to write-off unamortized financing costs associated with the repurchased notes.

On December 11, 2001, we completed a three-year, $20.0 million Senior Credit Facility with Foothill Capital Corporation (the Senior Credit Facility) replacing a smaller $14.4 million senior credit facility with commercial banks. Approximately $10.7 million of the Senior Credit Facility is used to support commercial letters of credit, and the remainder is available for working capital and for other corporate purposes. See further discussion in Trends and Uncertainties below. The Senior Credit Facility matures in December 2004. We have no outstanding borrowings under the Senior Credit Facility at March 31, 2002. The nine months ended March 31, 2002 includes extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced $14.4 million facility.

The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. We believe that the financial covenant requirements under the Senior Credit Facility better match our business plan than the covenants of the replaced facility. Initially, compliance with the financial covenants is measured quarterly. If funding under the Senior Credit Facility together with outstanding letters of credit amount to $15.0 million, compliance with the financial covenants will be measured monthly. At March 31, 2002, we comply with all of the financial covenants of the Senior Credit Facility.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million of face amount of our 12% Senior Secured Notes due fiscal 2007. Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs.

At March 31, 2002, we have $42.0 million of our Term A Senior Notes due 2007 outstanding and $5.5 million outstanding under the Term Credit Facility due 2007. We are required on the last business day of September of each year to make an excess cash flow offer to purchase Term A Notes and prepay amounts outstanding under the Term Loan Credit Facility at 101% of the aggregate principal amount plus accrued interest if excess cash flow for the most recently completed fiscal year is at least $2.5 million. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. This excess cash flow offer is limited to $5 million. If excess cash flows are greater than $5.0 million, we are required to offer to prepay amounts outstanding under the Term Loan Credit Facility at 101% of the aggregate principal amount plus accrued interest. This additional excess cash flow offer is limited to 50% of the amount by which excess cash flow exceeds $5.0 million. For the nine months ended March 31, 2002, excess cash flow was approximately $14.2 million.

Moody's and Standard & Poor's (S&P) initially assigned first-time ratings of B2 and B+, respectively, to our senior secured debt. Subsequently, Moody's downgraded its rating from B2 to Caa1 and S&P downgraded its rating from B+ to B. These ratings are subject to revision or withdrawal at any time. Moody's assigns a "Caa" credit rating to bonds it considers to be "of poor quality" and where it believes "such issues may be in default or there may be present elements of danger with respect to principal or interest." S&P assigns a "B" rating to obligations for which it considers that "adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation." A plus (+) or minus (-) sign is added "to show relative standing with the major rating categories." We express no opinion on the ratings assigned to the notes by Moody's and S&P and do not believe that these ratings downgrades will have a material adverse impact on our existing credit facilities or impact our liquidity in the foreseeable future. We have no credit facilities or commitments containing rating triggers.

Cash and cash equivalents at March 31, 2002 were $8.0 million compared to $0.9 million at June 30, 2001. Capital expenditures for the nine months ended March 31, 2002 were $2.4 million. Capital expenditures for fiscal 2002 are expected to approximate $4.5 million. We believe that our cash from operations, together with the credit available under the Senior Credit Facility, will provide sufficient liquidity for our operational and capital expenditure needs through the terms of the Senior Credit Facility.

Trends and Uncertainties

Pension Accounting. We expect to record a balance sheet liability of between $16 million and $18 million as of June 30, 2002, the normal measurement date, reflecting that the present values of our defined benefit pension plan liabilities are estimated to exceed the fair values of plan assets at that date. All of our defined benefit plans are frozen and no further benefits are accruing. The deterioration in the funded status of the pension plans from June 30, 2001, reflects the depressed earnings on plan assets coupled with a decline in market interest rates that increases the present value of plan liabilities. The actual liability to be recorded depends on plan asset values and market interest rates at June 30, 2002, and could be materially different.

The recording of this balance sheet liability, which is mandated by the accounting rules, will not result in a charge against our earnings, but will be reflected as a reduction of shareholders' equity. The pension plan liability recorded on the balance sheet will be evaluated and adjusted, up or down as appropriate, on an annual basis to reflect changes in the relative valuations of plan assets and liabilities at future annual valuation dates.

Given its magnitude, we contacted our credit facility lender regarding the anticipated pension liability to determine if the lender viewed the liability as adversely affecting our ability to continue to utilize our revolving credit facility after June 30, 2002. The lender has advised us that based on the information provided by Piccadilly, the lender has concluded that no action is required and has confirmed that the existing credit facility remains in place without modification of any of its terms and conditions.  Currently, we have no outstanding borrowings under the credit facility although the credit facility supports approximately $10.8 million of outstanding letters of credit. We believe that our cash flows from operations will be sufficient to meet our operating and capital expenditure needs and satisfy our obligations under the senior notes at least through fiscal 2003.

The anticipated pension plan liability will have no immediate cash impact. If future earnings on plan assets do not recover and/or interest rates do not increase sufficient to eliminate the under funding, we may be required to begin contributing to the pension plans beginning in fiscal 2004 or 2005. We have been advised that, in the event that contributions are required, those contributions will be spread over several years. We believe we will be able to absorb the cost of these contributions without materially affecting our liquidity or our ability to implement our business plan.

New York Stock Exchange Listing. In September 2001, we submitted a plan to the New York Stock Exchange to demonstrate that we could meet the continued listing requirements of the NYSE by February 8, 2003, a deadline established by the NYSE. With the anticipated reduction in shareholders' equity expected on June 30, 2002, it is likely that we will not meet on schedule the shareholders' equity level targeted by the plan and that the NYSE could commence delisting of the our shares soon after our financial results for fiscal 2002 are announced. Given the uncertainty that we will be able to continue our listing on the NYSE, we are evaluating the eligibility requirements to list our stock on other stock exchanges.

Operating Cash Flows. We periodically review the historical operating cash flow and forecasts of operating cash flow for each cafeteria. Forecasted cafeteria-level cash flow is a primary determinant in whether the cafeteria will continue to operate or be closed. If we expect to continue to operate the cafeteria, we consider whether the forecasted cafeteria-level operating cash flow indicates that the long-lived assets associated with the individual cafeterias are impaired. Under our accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flow, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In cases where we determine that a cafeteria lease will likely not be renewed, for purposes of computing depreciation, the useful lives of the related assets are reduced, if necessary, to reflect the remaining useful life.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from what we reported in our Form 10-K for the year ended June 30, 2001.

PART II -- Other Information

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

3.	(a) Articles of Incorporation of the Company, as restated through March 12, 1999.(1)
(b) By-laws of the Company, as amended and restated through March 12, 1999. (1)

Reports on Form 8-K

(1)	Current Report on Form 8-K dated January 13, 2002.
(2)	Current Report on Form 8-K dated March 30, 2002.

(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. (Registrant)

By: /s/ Ronald A. LaBorde
Ronald A. LaBorde Chairman and Chief Executive Officer
May 15, 2002
/s/ Ronald A. LaBorde	5/15/02

Ronald A. LaBorde, Chairman, Chief Executive Officer, and Director	Date

/s/ Mark L. Mestayer	5/15/02

Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	5/15/02

W. Scott Bozzell, Executive Vice President, Secretary & Controller	Date
(Principal Accounting Officer)