Form 10-K
period 2002-07-02
PICCADILLY CAFETERIAS INC
filed 2002-08-28
CIK 277923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                                                July 2, 2002

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

[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on August 23, 2002 was $22,454,863.

The number of shares outstanding of Common Stock, without par value, as of August 23, 2002 was 10,880,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III.

PART I

Item 1.  Business

Overview

Piccadilly Cafeterias, Inc., founded in 1944, is the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 205 cafeterias in 16 states.  We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples, and students.  Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner.  Additional information is available on our website at www.piccadilly.com.

Business Strengths

Dominant Market Share in Core Markets.  We are the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 205 cafeterias.  The next largest cafeteria chain in these regions operates approximately 34 cafeterias.  Although the family dining industry is competitive and has grown significantly through the introduction of new restaurant concepts and new restaurant openings, the cafeteria segment has had few new entrants.  In addition, the existing major cafeteria chains have generally focused on their existing regional markets.

Diverse and Loyal Customer Base.  We have developed substantial brand equity and guest loyalty during our 58-year history.  In addition, we have developed a diverse customer base consisting of families, groups of friends and co-workers, senior citizens, couples, and students.  We believe cafeteria dining meets diverse guest needs by providing convenient, healthy, freshly prepared, and reasonably priced meals.  We attribute our broad market appeal and high level of repeat business to the consistent quality of our meals, our varying menu selection, convenient cafeteria format, value pricing, and well-recognized brand name.

High Quality Food Offering.  We were awarded the 2002 Choice in Chains Gold Award by Restaurants & Institutions (“R&I”) magazine.  The R&I Choice in Chains award is based on a national consumer survey.  Consumers gave us the second highest overall ranking in the cafeteria/buffet segment based on rating attributes such as food quality, service, cleanliness, value, and atmosphere and menu variety.  All of our cafeterias offer a wide variety of quality, reasonably priced meals.  Each of our cafeteria general managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files.  Our typical cafeteria line offers a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads, and 22 desserts.  Guests make their meal selections by combining these items according to their individual preferences.

Proven Management.  Our executive officers average over 11 years of experience at Piccadilly.  In addition, our regional and cafeteria managers have an average of 22 and 15 years of experience at Piccadilly, respectively.  As a result, our management team, at both the executive officer and local manager levels, is extremely familiar with our existing markets and customer base.  Mr. Ronald A. LaBorde, our Chief Executive Officer, has served us for over 20 years, and has been our chief executive officer since 1995.

Recent Developments

Fiscal Year-End Reporting Period Change.  Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period effective for fiscal 2002, resulting in a 2002 fiscal year-end date of July 2, 2002, rather than June 30, 2002.  Prospectively, quarterly reporting will include 13-week periods except for a 53-week year in which the fourth quarter of that fiscal year will include 14 weeks.  The change from a June 30 fiscal reporting period to a 52-53 week reporting period is consistent with the reporting cycles of other industry participants.  The next several 53-week years are our fiscal years 2007 and 2012.  We refer to the fiscal year ended July 2, 2002 as fiscal 2002.  We refer to the fiscal years ended June 30, 2001 and 2000 as fiscal 2001 and fiscal 2000, respectively.

Pension Plan Liability.  On August 6, 2002, we announced that we had recorded a net pension liability of $22.5 million as of July 2, 2002, after we determined that the present value of our pension plan liabilities exceeded the fair value of plan assets at that date.  The funded status of the pension plans deteriorated during fiscal 2002 because the fair value of the plans’ assets had declined, reflecting market performance, and the present value of the plans’ liabilities had increased, reflecting a decline in market interest rates.  The recording of the pension plan liability did not affect our earnings, but did reduce total shareholders’ equity at July 2, 2002, by $22.5 million.

New York Stock Exchange Listing.  In September 2001, we submitted a plan to the New York Stock Exchange to demonstrate that we could meet the continued listing requirements of the NYSE by February 8, 2003, a deadline established by the NYSE.  With the minimum pension liability and corresponding reduction in shareholders’ equity recorded as of July 2, 2002, we have determined that we do not expect to meet the shareholders’ equity level targeted by the plan.  Although we continue to have dialogue with representatives of the NYSE on this matter, they have indicated that the NYSE will not waive compliance with its listing conditions.  Accordingly, we are evaluating the eligibility requirements to list our stock on other stock exchanges.  As of August 23, 2002, our per-share stock price was $2.53, which does not meet the initial listing qualifications for either the American Stock Exchange or the NASDAQ.

Long-term Notes Repurchased.  During the past two years we have successfully completed two sale-leaseback transactions involving 18 of our cafeteria properties that we previously owned in fee.  We used the proceeds from these transactions to repurchase $29.8 million of our long-term debt.  Due to these transactions, our overall cost of capital has declined and we will realize a reduction in expense of $2.5 million annually.  We have recorded extraordinary charges of $4.1 million primarily to write-off the pro-rata portion of unamortized financing costs related to the repurchased debt, including $1.6 million of extraordinary charges recorded in fiscal 2002.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million of our long-term debt.  Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs related to the repurchased debt.

Non-performing Cafeterias Closed.  During the fourth quarter of fiscal 2001, we completed an evaluation of non-performing cafeterias and determined that 14 cafeterias should be closed.  Our evaluation determined that future operating cash flows from these cafeterias would be insufficient to cover their lease–related payments and operating costs.  These cafeterias were closed on July 31, 2001.  We recorded charges of $3.5 million relating to the decision to close these cafeterias, principally for future lease-related costs.  Closing these cafeterias had a positive impact on future results since these cafeterias, in the aggregate, posted operating losses of approximately $2.0 million during fiscal 2001.  In addition to the 14 cafeterias closed in July 2001, we closed nine additional cafeterias during fiscal 2002.  For the most part, the underlying leases for these cafeterias had reached the end of their respective terms and we either elected not to pursue renewal opportunities or were unsuccessful in achieving sufficient occupancy cost reductions to warrant renewing the lease.  Overall, these cafeterias had break-even results for fiscal 2002.

Projected Downturn in First Quarter Fiscal 2003 Financial Performance.  In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose that in March 2002 we implemented a four-month advertising campaign, including media advertising, in markets comprising approximately 50% of the markets where our cafeterias operate.  We further reported that we believe this advertising campaign was partially responsible for improving year-to-year sales comparisons for the last two months of our fiscal 2002 fourth quarter.  The improvement in year-to-year sales comparisons has not continued into the first two four-week periods of fiscal 2003.  For the four-week period ended July 30, 2002, our sales were down 2.9% and for the three-week period ended August 20, 2002, our sales were down 4.0%.  We believe that the weakened economy and the uncertainty created by the extremely volatile and declining stock market during that period had an impact on the spending habits of our guest base.

Cafeteria Operations

Store Design and Layout.  Our traditional cafeterias average approximately 10,000 square feet in size and seat, on average, approximately 350 guests.  During 1997, we completed the design of a more compact cafeteria model, which has approximately 7,500 square feet and seats approximately 200 guests.  This smaller cafeteria allows us to access a broader range of markets at a lower investment cost.  As of July 2, 2002, we have 10 cafeterias utilizing this new design and format.  We did not open any new cafeterias in fiscal 2002, and we do not currently plan to open any new cafeterias during fiscal 2003.

Menu.  All of our cafeterias offer a wide variety of quality, reasonably priced meals.  Each of our cafeteria general managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files.  Our typical cafeteria line offers a wide food selection including up to 18 entrees, 2 soups, 20 salads, 18 vegetables, 7 breads, and 22 desserts.  Guests make their meal selections by combining these items according to their individual preferences.

Pricing.  We sell most meals as "bundled" meals that include an entrée, side items, and bread.  Guests are also able to purchase meals on an a la carte basis.  Approximately 65% of meals served in fiscal 2002 were sold as “bundled” meals.  We continuously evaluate our pricing structure to assure that we deliver value-oriented meals to our guests.

Meal Preparation.  Cafeteria team members cook and prepare most of our food served from scratch using standardized recipes.  Menus are varied at the discretion of cafeteria management in response to local and seasonal guest preferences.

Purchasing and Distribution.  Currently, the general managers at each of our cafeterias have purchasing responsibility for approximately one-third of the food ingredients used in our recipes, with each general manager negotiating with local or regional suppliers for that particular cafeteria, subject to meeting quality specifications.  The remaining two-thirds of the food ingredients used in our recipes is purchased centrally and distributed through a single regional distributor.  We expect to increase the percentage of items centrally purchased.  By expanding central purchasing, we believe we will benefit from higher volume purchase discounts, as well as greater consistency in food quality across all of our cafeterias.

Currently, our single regional distributor is located in Baton Rouge, Louisiana.  The food items that are not obtained through this distributor are primarily fresh red meat, poultry, produce, and dairy products.  Other than fresh poultry, these items are purchased from local suppliers and delivered directly to our cafeterias.  During the first quarter of fiscal 2003, we will add a second regional distributor with distribution centers in Orlando, Florida and Atlanta, Georgia.  Each of our two regional distributors will distribute products to approximately one-half of our cafeterias.  We believe that there are numerous other distributors available to process our shipments should these distributors be unable to meet our distribution needs.

Employees.  We refer to our employees as team members.  As of July 2, 2002, we had approximately 8,400 team members, of whom all but 95 corporate headquarters team members worked at Piccadilly's 205 cafeterias.  On average, each cafeteria operates with two to four managers and assistant managers and employs 40 to 60 team members.  Most team members are paid on an hourly basis, except cafeteria managers.  Our team members are not unionized.  We have experienced no significant work stoppages and believe that our team member relations are good.

Trademarks and Trade Names.  Our cafeterias operate principally under the Piccadilly Cafeterias name and service mark, which is registered with the United States Patent and Trademark Office for a term presently expiring in January 2009.  Registered service marks may continually be renewed for 10-year periods.  We regard our service marks and trademarks as having significant value and being an important factor in the development of the Piccadilly concept.  Our policy is to pursue and maintain registration of our service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of our service marks and trademarks.

Risks Factors Relating to Our Business

Our sales initiatives may not be successful.  We have experienced a long-term, relatively consistent decline in guest traffic and net sales from our cafeteria operations.  We have been able to offset some of the effects of this decline by various cost-saving initiatives that we discuss elsewhere in this Item 1.  However, our ability to sustain a consistent and improving level of profitability in the future will largely depend upon our ability to successfully implement sales initiatives that increase guest traffic at our cafeterias without sacrificing profitability.

We are vulnerable to increasing labor costs.  We are dependent upon an available labor pool of unskilled and semi-skilled employees, many of whom are hourly employees whose minimum wages are government proscribed.  Numerous proposals have been made on federal, state, and municipal levels to increase minimum wage levels.  Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in the minimum wage would increase our labor costs.  A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs.  An increase in labor costs could have a material adverse effect on our financial results and no assurance can be given that we will be able to pass through any cost increases to our guests.

We are vulnerable to fluctuations in the cost, availability, and quality of our ingredients.  The cost, availability, and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control.  Fluctuations in economic conditions, weather, and demand could adversely affect the cost of our ingredients.  We require fresh produce, dairy products, and meat, and are therefore subject to the risk that shortages or interruptions in supply of these food products could develop.  All of these factors could have a material adverse effect on our financial results.  Although we believe that we could find alternative suppliers for these ingredients, we have no control over fluctuations in the price of commodities, and no assurance can be given that we will be able to pass through any cost increases to our guests.

We face intense competition.  All aspects of the restaurant business are highly competitive.  Price, restaurant locations, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s eating habits, population and traffic patterns, and economic conditions.  Our cafeterias compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally owned, independent restaurants.  Many of our competitors have greater financial resources than we have.  There can be no assurance that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our financial results.

We are vulnerable to changes in consumer preferences and economic conditions.  Food service businesses are often affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends.  Factors such as traffic patterns, demographics, and the type, number and location of competing restaurants may adversely affect the performance of individual cafeterias.  In addition, inflation, increased food, labor, energy, employee benefit costs, and insurance rates, national, regional and local regulations, regional weather conditions, and the availability of experienced management and hourly employees may harm the restaurant industry in general and our cafeterias in particular.  Adverse changes in any of these factors could reduce guest traffic or impose practical limits on pricing, which could have a material adverse effect on our financial results.  Our continued success will depend in part on our ability to anticipate, identify, and respond to changing consumer preferences and economic conditions.

We face risks because of the number of cafeterias that we lease.  Our success depends in part on our ability to renew leases in existing locations at rental rates we believe to be reasonable.  We currently lease all of our cafeterias located in strip shopping centers and malls and we lease the land for all but 12 of our freestanding cafeterias.  Many of our leases have terms expiring during the next five years.  Each lease agreement also provides that the lessor may terminate the lease for a number of reasons, including if we default in any payment of rent or taxes or if we breach any covenants or agreements in the lease.  Although we believe that we are in compliance with all lease covenants and agreements and that we will be able to renew our existing leases, we can offer no assurances that we will always comply with all lease covenants and agreements nor that we will succeed in renewing such leases in the future at rental rates that we believe to be reasonable or at all.  Moreover, if certain locations should prove to be unprofitable, we would remain obligated for lease payments if we decided to withdraw from such locations.  Termination of any of our leases could harm our financial results.

We may be required to make additional contributions to our previously frozen benefit pension plans.  We sponsor two qualified defined benefit pension plans.  Both of these plans are frozen so covered employees are not currently accruing benefits under these plans.  These plans are subject to the minimum funding levels of the Employee Retirement Income Security Act of 1974.  Several market-driven factors, over which we have no control, influence the funding level of these plans and thus the timing and extent to which we are required to fund contributions to these plans.  The net present value of obligations of the plans is subject to fluctuations in interest rates and the fair value of plan assets is subject to market volatility.  In the future, we may be required to use a substantial portion of our available liquidity to fund minimum required contributions to the plans.  There can be no assurance that we will have sufficient liquidity to fund the minimum required contributions when they become due.  Moreover, there can be no assurance that after such contributions are made, the remaining liquidity will be sufficient for operating purposes.

We are subject to restrictions under the terms of our debt agreements.  Our Senior Credit Facility includes covenants that require us to maintain specified financial ratios, including fixed charge coverage and leverage ratios and a minimum level of earnings before interest, income tax, depreciation, and amortization expenses.  In addition, our Senior Credit Facility, Senior Note Indenture, and Term Loan Credit Facility (collectively, our “Debt Agreements”) contain covenants that restrict, among other things, our ability to incur additional indebtedness and dispose of assets, incur or guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures and engage in certain transactions with subsidiaries or affiliates.  Although we are currently in compliance with all of these ratios and covenants, our ability to continue to comply with these covenants in the future may be affected by events beyond our control and we cannot give any assurances that we will satisfy those requirements.  We may be prevented from taking advantage of available business opportunities if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under our Debt Agreements.  Moreover, a failure to comply with any of these provisions contained in our Debt Agreements could lead to an event of default, which, under the terms of those Debt Agreements, could result in all amounts outstanding under any of them to be declared immediately due and payable.  In that event, we may be unable to secure alternative sources of capital at terms satisfactory to us.

We face the risk of adverse publicity and litigation.  We may from time to time be the subject of complaints or litigation from guests alleging illness, injury, or other food quality, health, or operational concerns.  Negative publicity resulting from these allegations could have a material adverse effect on our financial results, regardless of whether the allegations are valid or whether we are liable.  In addition, employee claims against us based on, among other things, discrimination, harassment, or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the performance of our operations.  We have been subject to such employee claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our financial results.

We face risks associated with government regulation.  Each of our cafeterias is subject to licensing and regulation by the health, sanitation, safety, building, and fire agencies of the respective states and municipalities in which the cafeteria is located.  A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time or third-party litigation, either of which could have a material adverse effect on our financial results.  Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Although we are not aware of any material environmental conditions that require remediation by us under federal, state, or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations and no assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

Item 2.  Properties

All of our cafeterias are located in urban and suburban areas, in a variety of strip shopping centers, malls, and freestanding buildings.  We lease all of the cafeterias located in strip shopping centers and malls.  Of the 75 cafeterias located in freestanding buildings, we own the building and land for 12 of the cafeterias, and the remaining freestanding cafeterias are operated in Company-owned buildings located on leased land under long-term leases.  We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years and in most cases, with options to renew for several successive five-year periods.  Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percent of sales.  We evaluate the sales trends and the forecasted operating results for cafeterias with expiring lease terms to determine whether to exercise renewal options or negotiate lease extensions.

Our cafeteria locations by state as of July 2, 2002, are as follows:

State	Cafeterias
Florida	44
Georgia	37
Louisiana	33
Alabama	18
Tennessee	18
Virginia	12
Texas	12
Mississippi	11
Eight other states each with less than 10	20
Total	205	(1)

                __________

                (1)           Includes four quick service cafeterias in mall food courts.

Our corporate headquarters occupy approximately two-thirds of a Company-owned 45,000 square foot office building and located on a Company-owned tract comprising approximately five acres in Baton Rouge, Louisiana.  The remainder of the building is leased to commercial tenants.

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

Ronald A. LaBorde, age 46, Chief Executive Officer, has held that position since June 1995.  From July 1995 until March 2001 Mr. LaBorde also held the position of President.  From November 2000 until August 2002 Mr. LaBorde also served as chairman of the Board.

Azam Malik, age 53, President and Chief Operating Officer, has held such positions since March 2001.  From June 1997 to January 2001, he was Executive Vice President of Operations of Chi Chi’s Inc., a subsidiary of Prandium, Inc.  From 1993 to June 1997, he was Executive Vice President of Operations of El Torito Restaurants, Inc.

Mark L. Mestayer, age 43, Executive Vice President, Treasurer and Chief Financial Officer, has held such positions since September 1999.  From July 1996 to September 1999, he was Executive Vice President, Secretary, and Director of Finance, and from May 1992 to July 1996, he was Executive Vice President, Secretary, and Controller.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters

Our Common Stock is traded on the New York Stock Exchange under the symbol “PIC.”  The following table sets forth the high and low sales prices for each quarter within the last two years.  As of August 23, 2002, there were approximately 2,377 record holders of our Common Stock.

Fiscal
2002			2001
Quarter	High	Low	Quarter	High	Low
1st	$1.54	$1.06	1st	$3.19	$2.00
2nd	$2.23	$1.42	2nd	$2.44	$1.06
3rd	$2.68	$1.65	3rd	$2.63	$1.38
4th	$3.85	$2.74	4th	$1.95	$1.45

We have not paid a dividend on our Common Stock since the Board suspended our regular quarterly dividend on February 7, 2000.  Our Senior Credit Facility prohibits payment of dividends.

Item 6.  Selected Financial and Operating Data

	Fiscal Year Ended
						(7)		(9)
	July 2		June 30		June 30	June 30		June 30
	2002		2001		2000	1999		1998
	(Dollars in thousands)
Income Statement Data:
Net sales	$ 385,027		$ 424,163		$ 450,276	$ 495,697		$ 335,388
Costs and expenses:
Cost of sales	217,710		246,340		266,246	298,565		194,898
Other operating expenses	144,775		159,062		160,358	170,200		109,725
Provision for cafeteria impairments and closings	389		13,887		-	1,350		3,453
General and administrative expenses	11,626		15,591		14,823	16,946		12,832
Amortization and writeoff of goodwill	-		5,343		407	512		-
Interest expense	7,978		9,958		7,177	6,255		2,514
Other expenses (income)	(441)		(580)		(1,562)	(1,000)		(590)
	382,037		449,601		447,449	492,828		322,832
Gain from sale of Ralph & Kacoo's	-		-		-	1,556		-
Income (loss) before income taxes and extraordinary charges	2,990		(25,438)		2,827	4,425		12,556
Provision for income taxes (benefit)	(2,026)	(5)	8,072	(6)	416	425	(8)	4,653
Income (loss) before extraordinary charges	5,016		(33,510)		2,411	4,000		7,903
Extraordinary charges-loss on early retirement of debt	1,906		2,520		-	-		-
Net Income (Loss)	$ 3,110		$ (36,030)		$ 2,411	$ 4,000		$ 7,903
Per Share Data:
Net Income (Loss)-basic	$ 0.29		$ (3.43)		$ 0.23	$ 0.38		$ 0.75
Net Income (Loss)-assuming dilution	0.29		(3.43)		0.23	0.38		0.75
Cash dividends	-		-		0.24	0.48		0.48
Other Financial Data:
EBITDA (1)	$ 25,367		$ 18,986		$ 26,702	$ 28,279		$ 31,200
Net cash provided by operating activities	12,546		11,308		14,222	12,915		23,268
Depreciation and amortization (2)	14,009		20,579		16,698	17,805		12,677
Maintenance capital expenditures (3)	5,032		4,096		3,812	8,460		6,085
Total capital expenditures	5,032		5,004		6,832	15,460		14,928
Cafeteria and Restaurant Data:
Number of cafeterias and seafood restaurants (operating at the end of the period)	207		230		242	254		277
Same-store cafeteria sales % increase/(decrease) (4)	-4.0%		-3.8%		-5.2%	-2.6%		1.6%
Balance Sheet Data:
Cash	$ 5,661		$ 851		$ -	$ -		$ -
Net property, plant, and equipment	99,395		120,565		163,877	176,250		203,865
Total assets	133,695		158,578		214,170	232,939		254,584
Long-term debt	43,807		54,976		68,391	74,226		78,979
Total shareholders' equity	24,266		43,251		79,281	79,402		80,436

(1) EBITDA is net income before provision for income taxes, gain from sale of Ralph & Kacoo’s, interest expense, provision for cafeteria impairments and closings, and depreciation and amortization.  EBITDA should not be considered as an alternative to, or more meaningful than, income before income taxes, cash flow from operating activities, or other traditional indicators of operating performance.  Rather, EBITDA is presented because it is a widely accepted supplemental financial measure that we believe provides relevant and useful information.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner.

(2) Excludes amortization of deferred financing costs.  Includes $5.0 million writeoff of goodwill for fiscal 2001 (see Note 2 to the Consolidated Financial Statements in item 8).

(3) Maintenance capital expenditures are those expenditures unrelated to opening new cafeterias, but are required to remodel and otherwise improve existing cafeteria facilities and equipment and which increase the value or extend the lives of assets and are therefore capitalized and depreciated over their estimated useful lives.  The term “maintenance capital expenditures” does not include repairs and maintenance expenditures that are charged to operations as incurred.

(4)  “Same-stores” are cafeterias that were open for twelve full months in both comparative periods.  Since Morrison was acquired on May 28, 1998, the Morrison Acquisition does not affect the total same-store sales comparison for fiscal year 1999 and 1998.

(5) Relates to an IRS refund for the carry back of 2001 net operating losses to 1996 (see Note 6 to the Consolidated Financial Statements in item 8 for further information).

(6) Includes a $15.7 million valuation allowance for deferred tax assets (see Note 6 to the Consolidated Financial Statements in item 8 for further information).

(7)  The sale of Ralph & Kacoo’s was completed on March 30, 1999.  Results for the fiscal year ended 1999 include nine months of Ralph & Kacoo’s operations.

(8) The sale of Ralph & Kacoo’s resulted in a reported gain of $1.6 million and a net tax benefit of $0.8 million.

(9) Morrison was acquired on May 28, 1998.  Results for the fiscal year ended 1998 include one month of Morrison’s operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements contained in his annual report on Form 10-K.  References to “Notes” are to the Notes to Consolidated Financial Statements.

Piccadilly is the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions with 205 cafeterias.  We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students.  Our patrons enjoy a wide selection of convenient, healthy, freshly prepared “home cooked” meals at value-oriented prices for lunch and dinner.

We categorize our operating expenses into three major categories: cost of sales, other operating expenses, and general and administrative expenses.  Cost of sales consists of labor and food costs.  Other operating expenses consist primarily of advertising, building and security costs, meal discounts, insurance, payroll taxes, repairs, supplies, utilities, cafeteria-level performance incentives, depreciation, rent, and other cafeteria-level expenses.  General and administrative expenses consist of executive and regional manager salaries and related benefits and taxes, travel expenses, legal and professional fees, depreciation, amortization, and various other costs related to administrative functions.

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements.  Generally, forward-looking statements contain terms such as “expect,” “forecast,” “will,” “may,” or “believe.”  Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material.  Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising, new product development, and the ability to achieve cost reductions, which also would cause actual results to differ from present plans.  Such differences could be material.  We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Critical Accounting Policies and Judgments

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.  Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

Property, Plant and Equipment.  Property, plant, and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements--lesser of lease life or 30 years; furniture, fixtures and equipment--four to ten years.  Lease renewal option periods are included in determining leasehold improvement useful lives when, in our opinion, it is likely that we will exercise such renewal options.

Our accounting policies regarding land, buildings, and equipment include judgments regarding the estimated useful lives of such assets, the estimated residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets.  These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used.  As discussed further below, these judgments may also impact the need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.  In addition, the actual life of the asset and residual value may be different from the estimates used to prepare financial statements in prior periods.

Impairment of Long-Lived Assets.  We determine impairment write-downs as being necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location’s assets may not be recoverable.  Recovery is measured by comparing the carrying value of the location’s assets to the future undiscounted net cash flows that we expect such assets to generate.  Assets are considered impaired to the extent that the asset carrying value exceeds the future undiscounted cash flow associated with such asset.  An impairment charge is recorded at an amount that is usually equal to the difference between the asset carrying value and the estimated present value of future net cash flows.

Some of the assumptions that are used to estimate future net cash flow include guest traffic, average meal price, specific lease provisions such as rent escalation clauses, costs associated with the ongoing maintenance and improvements of the assets, other operating expenses, and disposal value, if any.  Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance.  If material adverse changes in these factors occur, or if our assumptions used to estimate future net cash flow are materially incorrect, impairment charges may become necessary in the future, and such charges could be material.

Goodwill.  We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal 2002.  SFAS No. 142 requires that we analyze goodwill for impairment issues within the first six months of adopting SFAS No 142.  We completed that evaluation and determined that no impairment charges were required.

As of July 2, 2002, goodwill is $3.7 million or 2.8% of total assets and 15.3% of stockholders’ equity.  All of our goodwill resulted from the acquisition of Morrison Restaurants, Inc. in 1998 (the “Morrison Acquisition”).  Goodwill is evaluated at the reporting unit level, as required.  We consider individual cafeterias to be our reporting units.  All of the goodwill remaining at July 2, 2002, relates to seven cafeterias.  In assessing the recoverability of recorded goodwill we make assumptions regarding estimated future cash flows and other factors.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for goodwill.

Liabilities of Ongoing Obligations Related to Closed Cafeterias.  We periodically review the historical operating cash flow and forecasts of future operating cash flow for each cafeteria.  Forecasted cafeteria-level cash flow is a primary determinant in whether the cafeteria will continue to operate or be closed.  For cafeterias which we decide to close prior to the expiration of its lease, we record charges in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (EITF 94-3).  EITF 94-3 requires that such charges be recorded in the period in which we approve an exit plan that will result in the incurrence of costs that have no future economic benefit.  These charges typically relate to rent and other occupancy costs to be incurred after closing a cafeteria.  We then reduce these charges by our estimates of recoveries from subleasing activity, including an allowance for uncollected sublease income, or our estimates of reductions from negotiations with the landlord, if any.  The primary factors we consider when evaluating whether to include expected recoveries from subleasing activity are whether a sublease is under contract or if not, whether sufficient time remains under the lease contract for the property to be marketable.  We require a minimum of five years remaining under the lease contract to consider recoveries from potential subleasing activities in determining the net charge reflected in the financial statements.  If the actual results of our efforts to mitigate the ongoing obligations related to closed cafeterias are different from our estimates, a material adjustment to record additional liabilities or reduce recorded liabilities may be required.

At July 2, 2002, we have 26 closed cafeteria locations with remaining lease obligations.  The estimated remaining obligations relating to these leases were $12.3 million at July 2, 2002.  We have entered sublease arrangements with respect to 15 of these locations that offset $9.2 of our remaining obligations and we have estimated that two leases without subtenants may be subleased in the future and further offset our remaining obligations by another $1.5 million.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We periodically review the valuation allowance and adjust its amount, if necessary.  The factors used to assess whether such an adjustment is appropriate are our forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  At July 2, 2002, we have a valuation allowance equal to the net deferred tax asset.

Liabilities for Workers’ Compensation and General Liability Claims.  We are subject to workers’ compensation and general liability claims and lawsuits.  To mitigate a portion of these risks, we maintain insurance for individual claims exceeding $250,000.  An unrelated third-party claims administrator using historical claims data, demographic factors, severity factors, and other actuarial assumptions estimates losses relating to the self-insured retention portion of known claims.  In addition, we estimate losses for unreported claims and the further development of known claims based on historical claims data.  The estimated losses could be significantly affected should current and future occurrences differ from historical claims trends.  While we monitor current claims closely and consider outcomes when estimating our insurance liabilities, the complexity of the claims and wide range of potential outcomes can affect our ability to make timely adjustments to the assumptions used in the estimates.  Adjustments to these estimates could be material.

Pension Accounting.  We sponsor noncontributory defined benefit pension plans.  As of December 31, 2001, accrual of additional team member benefits under these plans was frozen.  The plans generally provide pension benefits that are based on an average of the team member's earnings and years of credited service.  Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that we may determine appropriate.  We account for the defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.  A minimum liability is required to be established on the Consolidated Balance Sheet to the extent of any unfunded accrued pension cost, which is the difference between the accumulated benefit obligation and the fair value of the plan assets.  When it is necessary to establish a minimum pension liability, an equal amount, plus the carrying value of any related prepaid pension asset, is recorded as a reduction to shareholders' equity (in accumulated other comprehensive income, net of tax), in the Consolidated Balance Sheet.

To determine whether a minimum pension liability is required under Statement No. 87, we must make certain assumptions.  First, we use a discount rate to calculate the present value of the accumulated benefit obligation.  In determining the discount rate, we consider rates of return on high-quality fixed-income investments.  At July 2, 2002, we determined this rate to be 7.25 percent compared to 7.75 percent used for fiscal 2001.  Second, we establish an assumption for the expected long-term rate of return on pension plan assets that is used to measure the expected return on plan assets component of the net periodic pension cost for the upcoming year.  At July 2, 2002, we determined the rate for measuring fiscal 2003 net periodic pension cost to be 9 percent, which is consistent with fiscal 2002 and fiscal 2001.  If we experience a difference between the actual return on plan assets and the expected return, then the amount of that difference is deferred and is amortized into periodic pension expense (income).

At July 2, 2002, our net balance sheet liability for accrued pension cost was $22.5 million.  We did not contribute to the pension plans during fiscal 2002 and do not expect to contribute during fiscal 2003.  For fiscal 2002, we recognized pension expense of $2.0 million, an increase from $1.4 million in fiscal 2001.  We currently expect pension expense for fiscal 2003 to be approximately $1.9 million.

Results of Operations

Fiscal Year-End Reporting Period Change

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period effective for our 2002 fiscal year, resulting in a 2002 fiscal year-end date of July 2, 2002, rather than June 30, 2002.  Prospectively, quarterly reporting will include 13-week periods except for a 53-week year in which the fourth quarter of that fiscal year will include 14 weeks.  The change from a monthly reporting period to a 52-53 week reporting period is consistent with our industry.  The inclusion of the two additional days for July 1-2, 2002, in the fiscal year just ended resulted in additional sales and net income for the 2002 fiscal year of approximately $1.8 million and $0.4 million, respectively.

We refer to the fiscal year ended July 2, 2002 as fiscal 2002.  We refer to the fiscal years ended June 30, 2001 and 2000 as fiscal 2001 and fiscal 2000, respectively.

Fiscal 2002 Compared to Fiscal 2001

Net Sales.  Total net sales for the fiscal 2002, were $385.0 million, a 9.2% reduction from fiscal 2001 net sales of $424.2 million.  Fiscal 2002 sales include two additional days’ sales resulting from our adopting a 52-53 week fiscal year reporting period (see “Fiscal Year-End Reporting Period Change” above).  Sales for these days were $1.8 million.  Cafeteria closings since July 1, 2000, accounted for $25.3 million of the total decline in net sales.  The remaining decline of $15.7 million is attributable to lower same-store net sales.  The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the comparative fiscal years.  Same-store cafeterias are cafeterias that were open for twelve full periods in both fiscal years.

	Fiscal 2002		Fiscal 2001
	Sales	Cafeterias	Sales	Cafeterias	Sales Change
	(Dollars in thousands)
Total cafeteria net sales	$ 385,027	230	$ 424,163	242	-9.2%
Less net sales for July 1-2, 2002	(1,833)
Less net sales relating to:
Cafeterias closed in fiscal 2002	(7,716)	(23)	(25,343)	(23)
Cafeterias closed in fiscal 2001	-	-	(7,691)	(12)
Net same-store cafeteria sales	$ 375,478	207	$ 391,129	207	-4.0%

The net decrease of 4.0% reflects a decline in same-store guest traffic of 7.6%, which was partially offset by a check average increase of 3.9%.  The check average increase is primarily due to a price increase implemented during the last week of December 2000 and various meal promotions during fiscal 2002 that were designed to enhance check average.  We have experienced sustained declines in same-store guest traffic since 1997.  We believe that the declines are due to various factors including intense competition and market saturation within the restaurant industry.

Comparative same-store sales by quarter for fiscal 2002 were (4.9)%, (6.0)%, (4.0)%, and (1.0)%, respectively for the first through fourth quarters.  After September 11, 2001, we experienced a steeper decline in our net same-store sales.  We believe the steeper decline was attributable to lower traffic in regional shopping malls.  Approximately one-half of our cafeterias are located in regional shopping malls.  In November 2001, we began a two-month marketing and advertising campaign designed to increase guest traffic.  We believe the campaign was partially responsible for improving guest traffic trends to pre-September 11 levels by mid-December.  In March 2002 we began a four-month advertising campaign that included television and/or radio advertising in markets covering approximately one-half of our cafeterias.  All of our cafeteria markets were included in a related direct mail promotion.  Comparative same-store sales for April were down 3.7%, while comparative same-store sales for May and June were up 0.1% and 0.6%, respectively.  We believe that the most recent advertising campaign was partially responsible for improving the year-over-year sales comparisons for the fourth quarter, particularly for the last two months of the quarter.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative fiscal years.

Cafeteria-Level Income.  Cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.9% and 4.4% for fiscal 2002 and fiscal 2001, respectively.  The reasons for this improvement in our margins are discussed below.

Cost of Sales.  Cost of sales as a percent of net sales decreased 1.6%.  That decline is a combination of a 0.2% decrease in food costs as a percent of net sales and a 1.4% decrease in labor costs as a percent of net sales.  The decrease in food costs, as a percent of net sales, is primarily due to the December 2000 price increase.  The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours combined with the December 2000 price increase.  On average, labor hours, primarily in the kitchen production area, are approximately 26 hours per day per cafeteria lower than a year ago.  This reduction in labor hours is due to lower sales level, staff reductions, and scheduling efficiencies.

Other Operating Expenses.  Other operating expenses increased 0.1% as a percent of net sales.  Rent expense increased 0.6% as a percent of net sales primarily from the sale-leaseback transactions completed in March and July 2001.  Team member benefits costs increased 0.3% as a percent of net sales due to an increase in health claims costs and an increase in pension expense in the first six months of the fiscal year.  Advertising expenses increased 0.5% as a percent of net sales reflecting the sales-building advertising campaigns introduced during fiscal 2002.

These increases as a percent of sales were partially offset with savings from restructuring our team member health insurance program and freezing our defined benefit pension plan effective January 1, 2002.  The team members that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(k) plan.  Guest meal discounts declined 0.7% after various sales promotions were eliminated.  Utility costs decreased 0.5% as a percent of net sales.  The impact of the two additional days in the current fiscal year improved other operating expenses as a percent of net sales by approximately $0.5 million, or 0.1% as a percent of net sales.

Provision for Cafeteria Impairments and Closings.  We recorded cafeteria impairment charges of $0.4 million in fiscal 2002.  We recorded a $0.2 million charge related to closing a Bradenton, Florida cafeteria, where we exercised our right to exit the operating lease.  We recorded a $0.2 million charge related to closing our Durham, North Carolina cafeteria, where the landlord exercised his right to terminate our lease.  In fiscal 2001, we recorded impairment charges of $9.9 million related to the impairment of long-lived assets and $0.5 million for exit costs related to cafeterias that were scheduled to close (see Note 2 for further information).

Amortization and Write-off of Goodwill.  Of the 61 cafeterias included in last year’s impairment charges, 47 were acquired in the Morrison Acquisition.  Consequently, we recorded a $4.7 million impairment charge against goodwill.  Also during fiscal 2001, we recorded a charge of $0.3 million to write-off goodwill associated with four Morrison cafeterias closed in fiscal 2001 (see Note 2 for further information).

General and Administrative Expenses.  General and administrative expenses declined $4.0 million and as a percent of net sales decreased 0.7%.  In May 2001, we initiated and completed a management reorganization plan that eliminated 25 executive and district operations management positions.  Included in fiscal 2001 general and administrative expense is $1.5 million for severance costs.  Substantially all of the $1.5 million of severance costs was paid by June 30, 2001, with the remainder paid during the first quarter of fiscal 2002.  Excluding the effects of the $1.5 million charge, general and administrative expenses as a percent of net sales for fiscal 2001 was 3.3%, compared to 3.0% for fiscal 2002.  The decline is attributable to the ongoing benefits of the reorganization plan.

Interest Expense.  Interest expense was down $2.0 million compared to fiscal 2001 because debt levels are lower.  Amortization of financing costs and original issue discount, included in interest expense, was lower in the fiscal 2002 by $0.7 million.

Other expense (income).  Other expense (income) includes interest income related to an IRS refund discussed in Note 2 in the amount of $0.2 million.  Fiscal 2001 includes a gain on a sale of a piece of land in Shawnee Mission, Kansas in the amount of $0.3 million.

Provision for Income Taxes.  On March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted.  A provision of that Act allows a five-year carryback period for net operating losses for the 2001 tax year.  In March we filed a refund claim with the IRS to carry back net operating losses to 1996 that resulted in a refund claim of $2.0 million.  We subsequently received the refund in April 2002.  Because a valuation allowance had previously been established for these net operating losses, this refund resulted in an adjustment to the valuation allowance, which resulted in a tax benefit of $2.0 million in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

Net Sales.  Total net sales for fiscal 2001 were $424.2 million, a 5.8% reduction from fiscal 2000 net sales of $450.3 million.  The $26.1 million decline in cafeteria net sales was due to a $10.1 million decrease relating to fewer cafeterias in operation and a decline of $16.0 million in same-store sales.  The following table reconciles total cafeteria sales to same-store cafeteria sales (cafeterias that were open for 12 full months in both periods) for fiscal 2001 and 2000:

	Fiscal 2001		Fiscal 2000		Sales Change
	Sales	Cafeterias	Sales	Cafeterias
	(Dollars in thousands)
Total cafeteria net sales	$ 424,163	242	$ 450,276	260	-5.8%
Less net sales relating to:
Cafeterias opened in fiscal 2000	(6,974)	(4)	(5,678)	(4)
Cafeterias closed in fiscal 2001	(7,691)	(12)	(15,534)	(12)
Cafeterias closed in fiscal 2000	-	-	(3,570)	(18)
Net same-store cafeteria sales	$ 409,498	226	$ 425,494	226	-3.8%

The decrease in same-store net sales of $16.0 million, or 3.8%, reflects a decline in same-store guest traffic of 6.2%, which was partially offset by a check average increase of 2.4%.  The check average increase resulted from a price increase implemented during the last week of December 2000.  We have experienced sustained declines in same-store guest traffic since 1997.  We believe that the declining trend is due to various factors including intense competition and market saturation within the restaurant industry.

We implemented several sales-building initiatives during fiscal 2001 to attract and retain new guests and increase sales to existing guests.  These sales-building initiatives included neighborhood marketing, sponsorship of team member contests, and simplified menu pricing.  The neighborhood marketing strategies included various guest coupons and discounted meal alternatives to attract new guests.  While initial results did show improved sales trends, these results were not sustained and we terminated all sales-building initiatives before the end of fiscal 2001.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses as a percent of net sales for the comparative periods:

	Fiscal 2002	Fiscal 2001	Change
Cost of sales	58.1%	59.1%	-1.0%
Other operating expenses	37.5%	35.6%	1.9%
General and administrative expenses	3.7%	3.4%	0.3%
Other expenses (income)	-0.1%	-0.3%	0.2%

Cafeteria-Level Income.  Cafeteria-level income (net sales less cost of sales and other operating expenses) was $18.8 million, or 4.4% of net sales, and $23.7 million, or 5.3% of net sales, for fiscal 2001 and fiscal 2000, respectively.

Cost of Sales.  Cost of sales as a percent of net sales declined 1.0%.  That decline is a combination of a 0.3% increase in food costs as a percent of net sales and a 1.3% decrease in labor costs as a percent of net sales.  Food costs as a percent of net sales increased primarily because of higher wholesale costs of red meat and produce.

We incurred, as anticipated, slightly higher food costs from an outsourcing program implemented during fiscal 2001, which was designed to reduce overall labor costs.  The program involved using outside vendors who provided and prepared selected components of some Piccadilly recipes, which historically we have made from scratch.  The food cost increases were partially offset by savings from our centralized purchasing initiative.  Historically, we have centrally purchased approximately two-thirds of the ingredients used in the meals served at the cafeterias.  Managers at each cafeteria controlled purchasing for the remaining one-third, primarily consisting of fresh poultry, fresh red meat, fresh produce, and dairy products.  We implemented a cost-saving strategy to reduce the number of food suppliers by centralizing the purchasing of certain items.  During fiscal 2001, we implemented a centralized purchasing program for poultry products, reducing our per cafeteria purchase cost by 9% on average.  Poultry accounts for approximately 10% of our food purchases.

The 1.3% improvement in labor costs, as a percent of net sales, was due principally to savings realized from the outsourcing program.  Factors that offset the labor cost improvement as a percent of net sales include lower year-over-year sales volumes to offset the fixed portion of labor costs.

Other Operating Expenses.  Other operating expenses decreased $1.3 million, but increased 1.9% as a percent of net sales.  Discounting and coupon costs relating to sales-building initiatives increased 0.9% as a percent of net sales.  Higher fuel prices caused utility costs as a percent of net sales to increase 0.8% over the prior year.  Additionally, the fixed portion of certain operating costs such as rent and repairs and maintenance increased as a percent of net sales as cafeteria net sales decreased.

Provision for Cafeteria Impairments and Closings.  During fiscal 2001 we recorded $13.9 million of charges related to impairments of property, plant and equipment and lease-related costs associated with closing 22 cafeterias.

During fiscal 2001, we determined that certain leases might not be renewed, and with respect to those cafeterias, revised our forecasts of undiscounted future operating cash flows accordingly.  Primarily as a result of these revised forecasts, we determined that long-lived assets for 61 cafeterias, including 47 cafeterias acquired in the 1998 purchase of Morrison Restaurants, Inc. (“Morrison”), were impaired in accordance with SFAS No. 121 and we recorded asset impairment charges of $9.9 million for property, plant and equipment.  During the fourth quarter of fiscal 2001 we decided to close 14 non-performing cafeterias because the cash flows from these 14 cafeterias were not sufficient to contribute to lease-related costs and on-going operating costs.  Accordingly, we recorded lease-related costs of $3.1 million and impairment of property, plant, and equipment charges of $0.3 million.  These cafeterias were closed on July 31, 2001.  Thirteen of these cafeterias are leased and one cafeteria is company-owned.  These 14 cafeterias had operating losses of $2.0 million in fiscal 2001.

Additionally, we closed eight cafeterias in fiscal 2001 and recorded charges of $0.5 million for property, plant and equipment writedowns and lease-related costs.  These cafeterias had trailing 12-month operating losses of $0.7 million.

Amortization and Writeoff of Goodwill.  We recorded amortization and goodwill impairment charges of $5.3 million.  Recorded goodwill relates to the Morrison Acquisition.  Approximately $4.5 million of the charges recorded in fiscal 2001 relate to 47 Morrison cafeterias that were considered impaired and approximately $0.5 million relates to Morrison cafeterias that closed during the year.  Net goodwill at June 30, 2001 was $4.5 million.

General and Administrative Expenses.  General and administrative expenses as a percent of net sales increased 0.3%.  Included in current year general and administrative expense is $1.5 million related to severance costs.  In May 2001, we initiated and completed a management reorganization plan that eliminated 25 executive and district operations management positions.  Substantially all of the $1.5 million of severance costs was paid by June 30, 2001.  Excluding the effects of the $1.5 million charge, general and administrative expenses as a percent of net sales for fiscal 2001 was 3.3%, down 0.1% from fiscal 2000.

Interest Expense.  Interest expense increased $2.8 million because of higher interest rates on our credit facilities and amortization of deferred financing costs and bond discount.  Amortization of these costs included in interest expense in fiscal 2001 and fiscal 2000 were $1.9 million and $0.8 million, respectively.  These increases were partially offset by lower average debt levels.

Provision for Income Taxes.  We recorded an income tax provision of $8.1 million in fiscal 2001 to establish a valuation allowance against deferred tax assets.  In accordance with SFAS No. 109, we considered that we had a cumulative pre-tax loss for recent years and revised our judgment about the realization of deferred tax assets.  The valuation allowance reflected our judgment that it was more likely than not that a portion of the deferred tax assets would not be realized.  We believed that the remaining deferred tax assets at June 30, 2001, amounting to $9.7 million, were realizable.

Extraordinary Charge.  We recorded a $2.5 million charge for the early extinguishment of debt (see Note 7 for further information).  We recorded no tax benefit related to the extraordinary charge.

Other Income.  Other income in fiscal 2000 included income of $0.6 million for the receipt of stock in an insurance company which had converted from a mutual company to a stock company, and through which we own whole life insurance policies.

Liquidity and Capital Resources

Sale-leaseback Transaction.  On July 31, 2001, we completed a sale-leaseback of six of our owned properties.  We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years.  We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007.  The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expense of $1.2 million.  We recorded an extraordinary charge of approximately $1.1 million to write-off unamortized financing costs associated with the repurchased notes.

Senior Credit Facility.  On December 11, 2001, we completed a three-year, $20.0 million Senior Credit Facility with Foothill Capital Corporation (the “Senior Credit Facility”) replacing a $14.4 million senior credit facility with commercial banks.  Approximately $10.7 million of the Senior Credit Facility supports commercial letters of credit, and the remainder is available for working capital and for other corporate purposes (see further discussion in Trends and Uncertainties below).  The Senior Credit Facility matures in December 2004.  We have no outstanding borrowings under the Senior Credit Facility at July 2, 2002.  Fiscal 2002 includes extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced facility.

The Senior Credit Facility contains financial covenants that require (i) a minimum level of earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges.  The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility.  We believe that the financial covenant requirements under the Senior Credit Facility better suit our business plan than the covenants of the replaced facility.  Currently, compliance with the financial covenants is measured quarterly.  However, if total funding under the Senior Credit Facility together with outstanding letters of credit amounts to $15.0 million, compliance with the financial covenants will be measured monthly.  At July 2, 2002, and with respect to the Senior Credit Facility, we complied with all of the financial covenants, there were no fundings outstanding, and outstanding letters of credit amounted to $10.7 million.

Early Retirement of Debt.  On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million of face amount of our 12% Senior Secured Notes due fiscal 2007.  Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs.

At July 2, 2002, we had outstanding $42 million of our Term A Senior Secured Notes and $5.5 million under our Term Loan Credit Facility.  The Term B Senior Secured Notes that were previously outstanding were retired in March 2001.

We are required to dedicate a substantial amount of excess cash flow that we generate each year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility, with excess cash flow being defined as EBITDA less interest expense, income tax expense, and capital expenditures.  Specifically, the Term A Senior Secured Notes and Term Loan Credit Facility require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer (the “first excess cash flow offer”) to repurchase our Term A Senior Secured Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest.  The first excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow, and must be made ratably between the holders of the Term A Senior Notes and the Term Loan Credit Facility.  In addition, we are required by the Term Loan Credit Facility to make a second offer (the “second excess cash flow offer”) if we have excess cash flow more than $5 million during any fiscal year.  The second excess cash flow offer must be in an amount equal to 50% by which our excess cash flow exceeds $5 million, and must offer to prepay indebtedness outstanding under our Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest.  Both the first excess cash flow offer and second excess cash flow offer must be made on the last business day of September of each year.

For fiscal 2002, we had excess cash flow of approximately $15 million.  If our required excess cash flow offers are accepted in full by the noteholders and lenders, a total of approximately $9.9 million will be applied to repurchase Term A Senior Secured Notes and prepay the Term Loan Credit Facility.  We have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.  We also expect to record charges for early retirement premiums of $0.8 million and to write-off unamortized financing costs of $0.7 million.

Rating Agencies.  Moody’s and Standard & Poor’s (S&P) initially assigned first-time ratings of B2 and B+, respectively, to our senior secured debt.  Subsequently, Moody’s downgraded its rating from B2 to Caa1 and S&P downgraded its rating from B+ to B.  These ratings are subject to revision or withdrawal at any time.  Moody’s assigns a “Caa” credit rating to bonds it considers to be “of poor quality” and where it believes “such issues may be in default or there may be present elements of danger with respect to principal or interest.”  S&P assigns a “B” rating to obligations for which it considers that “adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation.”  A plus (+) or minus (-) sign is added “to show relative standing with the major rating categories.”  We express no opinion on the ratings assigned to the notes by Moody’s and S&P and do not believe that these ratings downgrades will have a material adverse impact on our ability to repay the notes, our existing credit facilities, or our liquidity in the foreseeable future.  We have no credit facilities or commitments containing rating triggers.

Dividends.  We have not paid a dividend on our Common Stock since the Board suspended our regular quarterly dividend on February 7, 2000.  Our Senior Credit Facility prohibits payment of dividends.

Pension Contributions.  In fiscal 2002 we recorded a minimum pension liability of $22.5 million to reflect the unfunded liabilities of our defined benefit plans.  The pension plan liability will have no immediate cash impact.  If future earnings on plan assets do not recover to eliminate the under-funding, we may be required to begin contributing to the pension plans beginning in fiscal 2004 or fiscal 2005.  In the event that contributions are required, we expect that those contributions will be spread over several years.  We believe we will be able to absorb the cost of these contributions without materially affecting our liquidity or our ability to implement our business plan.

Cash and Cash Equivalents.  Cash and cash equivalents at July 2, 2002, were $5.7 million compared to $0.9 million at June 30, 2001.  Capital expenditures for the year ended July 2, 2002, were $4.7 million.  Capital expenditures for fiscal 2003 are expected to approximate $8.0 million.  We believe that our existing cash balances and cash from operations, together with the credit available under the Senior Credit Facility, will provide sufficient liquidity to make any excess cash flow payments required under our Term A Senior Notes and our Term Credit Facility, and for our operational and capital expenditure needs through the term of the Senior Credit Facility.

Trends and Uncertainties

New York Stock Exchange Listing.  In September 2001, we submitted a plan to the New York Stock Exchange to demonstrate that we could meet the continued listing requirements of the NYSE by February 8, 2003, a deadline established by the NYSE.  With the minimum pension liability and corresponding reduction in shareholders’ equity recorded during the fourth quarter of fiscal 2002 (see Note 9 for further information), we have determined that we do not expect to meet the shareholders’ equity level targeted by the plan.  We continue to have dialogue with the NYSE while evaluating the eligibility requirements to list our stock on other stock exchanges.  As of August 23, 2002, our per-share stock price was $2.53, which does not meet the initial listing qualifications of the American Stock Exchange or the NASDAQ.

Pending Accounting Pronouncements.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions, and is effective for fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 144 as of July 3, 2002.  We do not believe that the adoption of the Statement will have a significant impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  We will adopt SFAS No. 145 beginning July 3, 2003.  Upon adoption, losses on extinguishment of debt previously classified as an extraordinary item in prior periods will be reclassified to conform to the provisions of SFAS No. 145.

In April 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 will require that we recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred.  Under previous accounting principles, we recognized a liability for an exit cost at the date of our commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  We do not believe that the adoption of the Statement will have a significant impact on our financial statements.

Minimum Wage Increase.  From time to time the United States Congress considers increases to the federally mandated minimum wage.  Historically, we have passed the cost of such increases to our guests in higher prices.  There can be no guarantee that future government mandated minimum wage increases could be absorbed into higher prices for our products.  We have estimated that the cost of a $1.00 per hour increase in the federal minimum wage would increase our total wages and related payroll tax expenses by a range from $1.6 million to $2.4 million annually.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in short-term interest rates related to our credit facilities.  If the variable rate on our $5.5 million Term Loan Credit Facility were to increase by 1% from the rate at July 2, 2002, for the entire fiscal 2003 period, then solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $55,000 decrease in net income.

Our Senior Secured Notes bear interest at 12.0%, subject to annual adjustment on November 1.  The interest rate is adjusted each year to 12.0% plus 0.50% for every $1.0 million of EBITDA (for the preceding fiscal year) in excess of $27.0 million, not to exceed a 1.5% increase in any one year, and not to exceed a rate of 16.5%.  Our EBITDA for fiscal 2003 was $25.4 million.  Therefore, the interest rate on our Senior Secured Notes will remain fixed at 12.0% through October 31, 2003.

Our Senior Credit Facility bears interest at the Wells Fargo prime interest rate plus 2.0%.  Currently, we have no outstanding borrowings under this facility.

The fair value of our credit arrangement is not affected by changes in market interest rates.  This discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes.  We have not used derivative instruments to engage in speculative transactions or hedging activities.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

	Balances at
	July 2, 2002	June 30, 2001
	(Amounts in thousands)
ASSETS

 Current Assets

Cash	$ 5,661	$ 851
Accounts and notes receivable	952	1,030
Inventories	11,286	12,232
Deferred income taxes	-	4,289
Other current assets	1,541	1,085
Total Current Assets	19,440	19,487
Property, Plant and Equipment
Land	8,872	11,964
Buildings and leasehold improvements	117,170	125,307
Furniture and fixtures	106,070	113,293
Machinery and equipment	10,687	11,867
Construction in progress	617	947
	243,416	263,378
Less allowances for depreciation	144,021	142,813
Net Property, Plant and Equipment	99,395	120,565
Goodwill	3,705	4,509
Other Assets	11,155	14,017
TOTAL ASSETS	$ 133,695	$ 158,578
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long term debt, net of $766,000 unamortized discount at July 2, 2002	$ 9,112	$ -
Accounts payable	7,831	10,163
Accrued interest	984	1,342
Accrued salaries, benefits and related taxes	12,973	18,396
Accrued rent	3,502	4,195
Other accrued expenses	4,592	4,606
Total Current Liabilities	38,994	38,702
Notes Payable, net of $2,927,000 and $5,538,000 unamortized discount at July 2, 2002 and June 30, 2001	34,695	54,976
Deferred Income Taxes	-	4,289
Reserve for Cafeteria Closings	5,163	8,469
Other Noncurrent Liabilities, less current portion	8,039	8,891
Minimum Pension Liability	22,538	-

Shareholders' Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	-	-
Common Stock, no par value, stated value $1.82 per share, authorized 100,000,000 shares; issued and outstanding: 10,880,453 shares at July 2, 2002 and 10,528,368 shares at June 30, 2001	19,782	19,141
Additional paid-in capital	18,506	18,735
Retained earnings	8,680	5,648
	46,968	43,524
Less treasury stock, at cost: 14,864 common shares at July 2, 2002 and 25,000 shares at June 30, 2001	164	273
Less accumulated other comprehensive loss	22,538	-
Total Shareholders' Equity	24,266	43,251
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 133,695	$ 158,578

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	Fiscal
	2002	2001	2000
	(Amounts in thousands - except per share data)
Net sales	$ 385,027	$ 424,163	$ 450,276
Costs and expenses:
Cost of sales	217,710	246,340	266,246
Other operating expenses	144,775	159,062	160,358
Provision for cafeteria impairments and closings	389	13,887	-
General and administrative expenses	11,626	15,591	14,823
Amortization and writeoff of goodwill	-	5,343	407
Interest expense	7,978	9,958	7,177
Other expenses (income)	(441)	(580)	(1,562)
	382,037	449,601	447,449
Income (Loss) Before Income Taxes and Extraordinary Charges	2,990	(25,438)	2,827
Provision for income taxes (benefit)	(2,026)	8,072	416
Net income (Loss) Before Extraordinary Charge	5,016	(33,510)	2,411
Extraordinary charges-loss on early retirement of debt	1,906	2,520	-
Net Income (Loss)	$ 3,110	$ (36,030)	$ 2,411
Weighted average number of shares outstanding-basic	10,578	10,504	10,503
Weighted average number of shares outstanding-assuming dilution	10,812	10,504	10,503
Net income (loss) per share before extraordinary charges - basic	$0.47	($3.19)	$0.23
Net income (loss) per share before extraordinary charges - assuming dilution	$0.46	($3.19)	$0.23
Extraordinary charges per share - loss on early retirement of debt-basic and assuming dilution	$0.18	$0.24	-
Net income per share - basic	$0.29	($3.43)	$0.23
Net income per share - assuming dilution	$0.29	($3.43)	$0.23

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total Shareholders’ Equity
	(Amounts in thousands - except per share data)
Balances at June 30, 1999	10,528	$ 19,141	$ 18,735	$ 41,804	$ -	25	$ 278	$ 79,402
Net income				2,411				2,411
Cash dividends declared ($.24 per share)				(2,521)				(2,521)
Sales under dividend reinvestment plan				(16)				(16)
Stock issuances from treasury						(11)	(57)	57
Purchases of treasury stock	-	-	-	-	-	11	52	(52)
Balances at June 30, 2000	10,528	19,141	18,735	41,678	-	25	273	79,281
Net loss				(36,030)				(36,030)
Stock issuances from treasury						(22)	(56)	56
Purchases of treasury stock	-	-	-	-	-	22	56	(56)
Balances at June 30, 2001	10,528	19,141	18,735	5,648	-	25	273	43,251
Net income				3,110				3,110
Minimum pension liability	-	-	-	-	(22,538)	-	-	(22,538)
Comprehensive loss								(19,428)
Stock issuances from treasury						(35)	(142)	142
Purchases of treasury stock				(78)		25	33	(111)
Exercise of stock warrants	352	641	(229)	-	-	-	-	412
Balances at July 2, 2002	10,880	$ 19,782	$ 18,506	$ 8,680	$ (22,538)	15	$ 164	$24,266

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Operating Activities
Net Income (Loss)	$ 3,110	$ (36,030)	$ 2,411
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs	16,305	16,590	17,088
Amortization and impairment of goodwill	-	5,343	407
Expenditures associated with closed cafeterias	(3,306)	(1,439)	(2,592)
Provision for cafeteria impairments and closings	389	13,887	-
Extraordinary charge - loss on early extinguishment of debt	1,906	2,520	-
Provision for deferred income taxes and valuation allowance	-	8,072	(505)
(Gain) loss on disposition of assets	603	(82)	325
Pension expense - net of contributions	1,949	1,381	1,353
Changes in operating assets and liabilities
Accounts and notes receivable	78	(111)	1,051
Inventories	946	509	(146)
Recoverable income taxes	-	-	5,578
Other current assets	(456)	420	208
Other assets	(268)	1,347	22
Accounts payable	(2,332)	(2,298)	(6,151)
Accrued interest	(358)	893	174
Accrued expenses	(4,319)	(2,637)	(2,710)
Deferred gain/(loss) on sale-leaseback, net	(1,331)	1,243	-
Accrued team member benefits	(370)	1,700	(2,291)
Net Cash Provided by Operating Activities	12,546	11,308	14,222
Investing Activities
Purchases of property, plant and equipment	(5,032)	(5,004)	(6,832)
Proceeds from sale of property, plant and equipment	516	3,352	2,877
Proceeds from sale-leaseback transaction	8,996	20,006	-
Net Cash Provided (Used) by Investing Activities	4,480	18,354	(3,955)
Financing Activities
Proceeds from issuance of notes, net of discount	-	72,900	6,604
Payments on long-term debt	(12,083)	(92,877)	(12,439)
Financing costs	(906)	(8,778)	(1,900)
Proceeds from exercise of common stock warrants	412	-	-
Treasury stock transactions, net	23	(56)	(11)
Dividends paid	-	-	(2,521)
Net Cash Used By Financing Activities	(12,554)	(28,811)	(10,267)
Changes in Cash and Cash Equivalents	4,472	851	-
Cash and cash equivalents at beginning of year	851	-	-
Cash and Cash Equivalents at End of Year	$ 5,323	$ 851	$ -
Supplementary Cash Flow Disclosures
Income taxes paid (net of refunds received)	$ (1,836)	$ 140	$ (4,314)
Interest paid	6,592	5,590	6,123

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. We prepare the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation.  The accompanying Consolidated Financial Statements include the accounts of Piccadilly Cafeterias, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year-End Reporting Period Change.  Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period for our 2002 fiscal year, resulting in a 2002 fiscal year-end date of July 2, 2002.  Prior to the change, we reported on a June 30 year-end.  Prospectively, quarterly reporting will include 13-week periods except for a 53-week year in which the fourth quarter of that fiscal year will include 14 weeks.  The change from a monthly reporting period to a 52-53 week reporting period is consistent with our industry.  The inclusion of the two additional days for July 1-2, 2002, in the fiscal year just ended resulted in additional sales and net income for the 2002 fiscal year of approximately $1.8 million and $0.4 million, respectively.  We refer to the fiscal year ended July 2, 2002 as fiscal 2002.  We refer to the fiscal years ended June 30, 2001 and 2000 as fiscal 2001 and fiscal 2000, respectively.

Industry.  Our principal industry is the operation of Company-owned cafeterias primarily in the Southeast and Mid-Atlantic regions of the United States.

Inventories.  Inventories consist primarily of food and supplies and are stated at the lower of cost (first-in, first-out method) or market.  Supply inventory consists primarily of silverware, dishes, glassware, counter serving pans, and utensils and includes supplies held for future use and supplies that are in-service.

Property, Plant and Equipment.  Property, plant and equipment (PP&E) is stated at cost, except for PP&E that has been impaired, for which the carrying amount is reduced to estimated fair value.  Depreciation is provided using the straight-line method for financial reporting purposes on the following estimated useful lives:

Buildings and component equipment	10-30 years
Furniture and fixtures	10 years
Machinery and equipment	4 years

Leasehold improvements are amortized over the original lease term, including expected renewal periods if applicable.  The cost of leasehold improvements has been reduced by the amount of construction allowances received from developers and landlords.  Repairs and maintenance expenditures are charged to operations as incurred.  Expenditures for renewals and betterments that increase the value or extend the lives of assets are capitalized and depreciated over their estimated useful lives.  When assets are retired, or are otherwise disposed of, cost and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in the determination of income.

Impairment of Long-Lived Assets.  Long-lived assets, including goodwill recorded prior to the adoption of SFAS No. 142, to be held and used in the business are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.  A history of operating losses is a primary indicator of potential impairment.  Assets are evaluated for impairment at the cafeteria unit level.  An asset is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount.  If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  We generally estimate fair value by discounting estimated future cash flows.  Considerable judgment is necessary to estimate cash flows.  Accordingly, actual results may vary from such estimates.

All of our goodwill relates to the acquisition of Morrison Restaurants, Inc. in 1998 (the “Morrison Acquisition”).  Goodwill is accounted for based on the provisions of SFAS No. 142.  Goodwill is evaluated at the reporting unit level, as required.  We consider individual cafeterias to be our reporting units.  All of the goodwill remaining at July 2, 2002, relates to seven cafeterias.  In assessing the recoverability of recorded goodwill we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  Our annual impairment assessment is made as of our fiscal year-end.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for goodwill.

Income Taxes.  We account for income taxes using the liability method.  Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income taxes.

Stock-Based Compensation.  We account for our stock compensation arrangements with team members under the provisions of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share.  Earnings per share of common stock are calculated under the provisions of SFAS No. 128, Earnings Per Share.

Advertising Expense.  The cost of advertising is expensed as incurred.  We incurred $6.6 million, $4.8 million, and $6.4 million, in advertising costs during fiscal years fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Pending Accounting Pronouncements.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions, and is effective for fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 144 as of July 3, 2002, and we do not believe that the adoption of the Statement will have a significant impact.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  We will adopt SFAS No. 145 beginning July 3, 2003.  Upon adoption, losses on extinguishment of debt previously classified as an extraordinary item in prior periods will be reclassified to conform to the provisions of SFAS No. 145.

In April 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 will require that we recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred.  Under previous accounting principles, we recognized a liability for an exit cost at the date of our commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2: PROVISIONS FOR CAFETERIA IMPAIRMENT AND CLOSINGS AND GOODWILL IMPAIRMENT

We recorded asset impairment charges of $0.4 million for property, plant, and equipment relating to cafeterias closed during fiscal 2002 due to lease cancellations.  During fiscal 2001, we determined that certain leases might not be renewed, and with respect to those cafeterias, revised our forecasts of undiscounted future operating cash flows accordingly.  Primarily as a result of the revised forecasts, we determined that long-lived assets for 61 cafeterias, including 47 cafeterias acquired in the Morrison Acquisition, were impaired and recorded asset impairment charges of $9.9 million for property, plant and equipment and a related $4.7 million charge against goodwill that had been recorded in connection with the Morrison Acquisition.  Additionally, during fiscal 2001, we recorded $0.5 million for exit costs related to cafeterias to be closed during fiscal 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment.  We adopted SFAS No. 142 effective July 1, 2001.  Accordingly, no goodwill amortization has been recorded during fiscal 2002.  We completed a transitional goodwill impairment test within six months of adopting SFAS No. 142 as required.  The transitional impairment test required that fair value be tested as of the first day of our fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of July 1, 2001.  We performed the annual impairment test as of July 2, 2002, and the test determined there was no goodwill impairment.  Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired.

The following table presents net income and earnings per share for fiscal 2002, fiscal 2001 and fiscal 2000 in comparative format assuming no goodwill amortization in fiscal 2001 and fiscal 2000:

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Reported income (loss) before extraordinary items	$ 5,016	$ (33,510)	$ 2,411
Add back: goodwill amortization	-	380	407
Adjusted net income	$ 5,016	$ (33,130)	$ 2,818
Reported basic EPS	$ 0.51	$ (3.19)	$ 0.23
Add back: goodwill amortization	-	0.04	0.04
Adjusted basic EPS	$ 0.51	$ (3.15)	$ 0.27
Reported diluted EPS	$ 0.50	$ (3.19)	$ 0.23
Add back: goodwill amortization	-	0.04	0.04
Adjusted diluted EPS	$ 0.50	$ (3.15)	$ 0.27

After December 31, 2001, we received federal income tax cash refunds relating to the 1993 and 1995 Morrison income tax returns in the amount of $1.1 million.  A receivable relating to the refunds was not recorded in connection with the purchase of Morrison in 1998.  Approximately $0.2 million of the refunds relates to interest earned subsequent to the Morrison purchase and is included in Other Income.  The remainder of the refund reduced the carrying value of goodwill by $0.8 million.

At July 2, 2002, we were responsible for remaining lease-related obligations of $12.3 million related to 26 closed cafeterias, $3.5 million of which relates to the Morrison Acquisition.  Sublease arrangements exist relating to 15 of these cafeterias providing for future sublease rentals of $9.2 million.  We have recorded liabilities of $4.7 million to settle the minimum rent obligations and other lease-related charges for these closed cafeterias.  During fiscal 2002, fiscal 2001, and fiscal 2000, we charged $2.7 million, $1.5 million, and $1.5 million, respectively, against these reserves for lease settlements and lease-related payments, net of sublease rentals received, of which $1.0 million, $1.0 million, and $1.1 million, respectively, relate to the Morrison Acquisition.

NOTE 3: EXTRAORDINARY CHARGES - LOSS ON EARLY RETIREMENT OF DEBT

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes (the “Notes”) due fiscal 2007.  Approximately $0.3 million of extraordinary charges were recorded to write-off unamortized financing costs related to the repurchased Notes.

On December 11, 2001, we completed a three-year, $20.0 million senior credit facility with Foothill Capital Corporation (the “Senior Credit Facility”) that replaced a $14.4 million senior credit facility with commercial banks.  During the quarter ended December 31, 2001, we recorded extraordinary charges of approximately $0.5 million for the unamortized financing costs of the replaced $14.4 million facility.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties.  We received approximately $9.0 million in cash for the sale of the properties.  We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our Notes as required under the terms of the Notes.  We recorded an extraordinary charge of approximately $1.1 million to write-off unamortized deferred financing costs associated with the repurchased Notes.

On March 30, 2001, we completed a sale-leaseback transaction of 12 properties.  We received $20.0 million in cash for the sale of the properties and used substantially all of the net proceeds to make open-market purchases of $16.0 million of our Notes and $4.5 million in face amount of our floating rate Term B Notes due 2007.  On April 13, 2001, we purchased $0.5 million of the Notes.  We recorded a $2.5 million extraordinary charge, primarily to write-off of deferred financing costs associated with the extinguished debt.

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We own a one-eighth interest in Dallas Reinsurance Company, Ltd. (DallasRe).  DallasRe is a group captive insurance company incorporated under the Companies Law of the Cayman Islands on July 11, 1980, and holds an Unrestricted Class “B” Insurers License under Section 4(2) of the Cayman Islands Insurance Law.  DallasRe is engaged in the business of reinsurance of various non-life risks (primarily workers’ compensation, general liability and automobile liability) of its shareholders from Old Republic Insurance Company (the “Ceding Insurer”).  Our investment is recorded at cost of $450,000 and is included in Other Assets.  Our investment is accounted for using the cost method because we do not have the ability to exercise significant influence over the Dallas Re’s operating and financial policies.  Accordingly, the financial results of DallasRe are not consolidated with our results.  We have held our investment in DallasRe since 1985.  Each of the other seven shareholders has a one-eighth interest and has held their own investment in DallasRe at least as long as us.  DallasRe reinsures the Ceding Insurer for insured claims subject to a $250,000 deductible per claim.  Our exposure to the claim losses of other shareholders along with other losses of DallasRe is limited to our investment in DallasRe.  We have provided the Ceding Insurer and DallasRe a standby letter of credit for approximately $5.8 million securing our self-insured retentions and deferred premium obligations.  The letter of credit can only be called if we are unable to pay our insurance commitments as they come due.

NOTE 5: MANAGEMENT REORGANIZATION

In May 2001, the Board of Directors approved a management reorganization plan, which eliminated 25 executive and district operations management positions.  In connection with this reorganization, we recorded a charge of $1.5 million related to severance costs, which charge is included in general and administrative expenses.  Substantially all of the $1.5 million of severance costs was paid as of June 30, 2001.

NOTE 6:  INCOME TAXES

Significant components of our deferred tax liabilities and assets are as follows:

	Fiscal
	2002	2001
	(Amounts in thousands)
Deferred tax assets:
Minimum Pension Liability	$ 8,395	$ -
Accrued expenses	6,400	7,447
Cafeteria closing reserves	1,891	3,281
NOL and tax credit carryforwards	12,434	14,731
	29,120	25,459
Valuation Allowance	(21,656)	(15,743)
	7,464	9,716
Deferred tax liabilities:
Property, plant and equipment	4,872	6,568
Prepaid pension costs	1,121	1,677
Inventories	1,471	1,471
	7,464	9,716
Net deferred tax assets	$ -	$ -

At July 2, 2002, we had net operating loss carryforwards of $26.1 million and general business tax credit carryforwards of $1.3 million, including $17.2 million and $0.3 million resulting from the Morrison Acquisition.  These carryforwards expire from 2010 through 2021.

SFAS No. 109, Accounting for Income Taxes, specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized.  For the year ended June 30, 2001, we recorded a net loss before income taxes and extraordinary charge of $25.4 million and an extraordinary charge of $2.5 million resulting in cumulative pretax losses for recent years.  Accounting rules require that more restrictive criteria be used to consider the book value of deferred assets when cumulative pretax losses for recent years exist.  As a result, we provided a $15.7 million valuation allowance for the deferred tax assets as of June 30, 2001.

On March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted.  A provision of that Act allows a five-year carry back period for net operating losses for the 2001 tax year.  In March we filed a refund claim with the IRS to carry back net operating losses to 1996 that resulted in a refund claim of $2.0 million.  We subsequently received the refund in April 2002.  Because a valuation allowance had previously been established for these net operating losses, this refund resulted in an adjustment to the valuation allowance, which resulted in a tax benefit of $2.0 million.  A valuation allowance of $21.7 million exists as of July 2, 2002.

The components of the provision for income taxes are as follows:

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Current:
Federal	$ (2,026)	$ -	$ 1,213
State	-	-	51
	(2,026)	-	1,264
Deferred:
Federal	-	7,749	(814)
State	-	323	(34)
	-	8,072	(848)
Total provision for income taxes	$ (2,026)	$ 8,072	$ 416

Differences between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Income taxes at statutory rate	$ 369	$ (9,498)	$ 961
State income taxes, net of federal taxes	44	(1,117)	113
	413	(10,615)	1,074
Goodwill amortization	-	1,971	132
Tax credits	(66)	(181)	(117)
Valuation allowance	(2,482)	15,743	-
Reversal of over accrual	-	-	(786)
Other items	109	1,154	113
Total provision for income taxes	$ (2,026)	$ 8,072	$ 416

NOTE 7:  LEASED PROPERTY

We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years.  We have the option to renew certain leases for specified periods subsequent to their original terms.  Minimum future lease commitments, as of July 2, 2002, including $11.3 million for closed cafeterias, are as follows:

(Amounts in thousands)
Fiscal
2003	$ 20,680
2004	17,738
2005	15,526
2006	12,932
2007	11,425
Subsequent	72,685
150,986
Less sublease income	8,760
Net minimum lease commitments	$ 142,226

The leases generally provide for contingent rentals based on sales.  Certain leases also provide for payments of executory costs such as real estate taxes, insurance, maintenance and other miscellaneous charges.  Rentals for the periods shown below do not include these executory costs.

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Minimum rentals	$18,810	$17,844	$15,513
Contingent rentals	1,920	2,786	3,160
Total	$20,730	20,630	$18,673

NOTE 8:  DEBT

On December 21, 2000, we closed a debt offering of (1) 71,000 “A” units consisting in the aggregate of $71.0 million principal amount of Senior Secured Notes due fiscal 2007 and warrants to purchase 746,210 shares of our common stock and (2) 4,500 “B” units consisting in the aggregate of $4.5 million principal amount of Term B Notes due fiscal 2007 (secured equally with the Senior Secured Notes) and warrants to purchase 47,295 shares of our common stock.  In addition, we entered into a $5.5 million Term Loan Credit Facility with warrants to purchase 57,805 shares of common stock.  Amounts borrowed under the Term Loan Credit Facility are subject to terms substantially similar to those of the Term B Notes due fiscal 2007 included as part of the “B” units.  The “A” units, the “B” units, and the Term Loan Credit Facility are all secured equally by a first priority lien on substantially all of our assets.  The warrants will expire on November 1, 2007 and each warrant entitles the holder to purchase 10.51 shares of our common stock at an exercise price per share of $1.16875.  During fiscal 2002 warrants reflecting 352,085 shares were exercised and at July 2, 2002, warrants reflecting 499,225 shares remain outstanding.

The $81.0 million in notes and term loan was sold at a discount, and the gross proceeds from the offerings were approximately $72.9 million.  After paying transaction costs, we used the net proceeds from the unit offerings and borrowings under the term loan to repay approximately $67.0 million in borrowings outstanding under the credit facility that was scheduled to mature on June 22, 2001.

Interest is payable semiannually on the Senior Secured Notes at an initial annual rate of 12%, subject to annual adjustment beginning November 1, 2001.  The interest rate will be adjusted each year to 12.0% plus 0.50% for every $1.0 million of EBITDA (for the preceding fiscal year) in excess of $27.0 million, not to exceed a 1.5% increase in any year, and not to exceed a rate of 16.5%.  Interest is payable quarterly, beginning February 1, 2001, on the Term B Notes and the Term Loan Credit Facility at a floating rate equal to LIBOR plus 4.5%.  The exercise price for the warrants is $1.16875, which was 110% of the closing sales price of the common stock on the date prior to closing.

We are required on the last business day of September of each year to make an excess cash flow offer to purchase Senior Secured Notes and prepay amounts outstanding under the Term Loan Credit Facility at 101% of the aggregate principal amount plus accrued interest for the most recently completed fiscal year if excess cash flow (defined as EBITDA less interest expense, income tax expense, and capital expenditures) is at least $2.5 million.  This excess cash flow offer is limited to the lesser of (i) excess cash flow that is greater than $2.5 million or (ii) $5.0 million.  If excess cash flows are greater than $5.0 million, we are required to offer to prepay amounts outstanding under the Term Loan Credit Facility at 101% of the aggregate principal amount plus accrued interest.  This additional excess cash flow offer is limited to 50% of the amount by which excess cash flow exceeds $5.0 million.  The excess cash flow offer and the additional excess cash flow offer, if such offer(s) are made, must remain open for a period of 20 business days.  For the year ended July 2, 2002, excess cash flow was approximately $15 million and the maximum required offer to repay debt from fiscal 2002 cash flows is approximately $9.9 million which amount is classified as a current liability at July 2, 2002.  We did not have excess cash flows for fiscal 2001.

On March 30, 2001, we completed a sale-leaseback transaction of 12 properties.  We received $20.0 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for continued operation of cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years.  We used substantially all of the net proceeds to make open-market purchases of $16.0 million of our 12% Senior Secured Notes due fiscal 2007 and $4.5 million of our floating rate Term B Notes due fiscal 2007.  The sale of the 12 properties resulted in a $1.3 million deferred gain, which will be amortized over the initial term of the lease.  Net rent expense during the initial term will be approximately $2.3 million annually.  The assets sold and leased back previously had depreciation expense of approximately $0.8 million annually.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties.  We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years.  We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007.  The sale of the six properties resulted in a $1.3 million deferred loss, which will be amortized over the initial term of the lease.  The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expenses of $1.2 million.  Net rent expense during the initial term will be approximately $1.1 million annually.  The assets sold and leased back previously had depreciation expense of approximately $0.9 million annually.

With the six properties sold in July 2001, we have entered into sale-leaseback transactions for a total of 18 properties.  The purchaser of these 18 properties is an unrelated third-party who has, by their payment terms to us for the purchase of these properties, demonstrated initial and continuing investment in the properties acquired.  We have no continuing involvement with the properties sold, other than a normal lease.  There is no obligation on our part to repurchase the properties sold, and the purchaser does not have the ability to compel us to repurchase the property at any time in the future.  We have made no guarantees of the purchaser’s investment or a return on that investment for either a limited or extended period.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes due fiscal 2007.

On December 11, 2001, we completed a three-year, $20.0 million Senior Credit Facility with Foothill Capital Corporation (the “Senior Credit Facility”) replacing a $14.4 million senior credit facility with commercial banks.  Approximately $10.7 million of the Senior Credit Facility supports commercial letters of credit, and the remainder is available for working capital and for other corporate purposes.  The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.  We have no outstanding borrowings under the Senior Credit Facility at July 2, 2002.

The Senior Credit Facility contains financial covenants that require (i) a minimum level of earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges.  The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility.  We believe that the financial covenant requirements under the Senior Credit Facility better suit our business plan than the covenants of the replaced facility.  Currently, compliance with the financial covenants is measured quarterly.  However, if total funding under the Senior Credit Facility together with outstanding letters of credit amounts to $15.0 million, compliance with the financial covenants will be measured monthly.  At July 2, 2002, and with respect to the Senior Credit Facility, we complied with all of the financial covenants, there were no fundings outstanding, and outstanding letters of credit amounted to $10.7 million.

Because no active market has developed for the Senior Secured Notes, it is not practicable to estimate the fair value of our long-term borrowings.

We capitalized interest costs of $0.1 million in fiscal 2000 respect to qualifying construction.  No interest costs were capitalized in fiscal 2002 or fiscal 2001.  Total interest cost, including amortization of deferred financing costs, was $8.0 million in fiscal 2002, $10.0 million in fiscal 2001, and $7.3 million in fiscal 2000.

NOTE 9:  PENSION PLANS

We have a defined benefit pension plan covering substantially all team members who meet certain age and length-of-service requirements and were hired before January 1, 2000, except for team members employed by Morrison Restaurants, Inc. before the Morrison Acquisition.  Retirement benefits are based upon a team member’s years of credited service and final average compensation.  Annual contributions are made in amounts sufficient to fund normal costs as accrued and to amortize prior service costs over a 40-year period.  Assets of the plan are invested principally in marketable debt and equity securities including 367,662 shares of our common stock held at July 2, 2002 and June 30, 2001 with a fair value of $1.1 million and $0.6 million, respectively.

At the time of the Morrison Acquisition, Morrison maintained two nonqualified team member defined benefit pension plans and one frozen qualified defined benefit pension plan.  The two Morrison nonqualified pension plans continue to accrue benefits for covered team members.  To provide a source for the payment of benefits under these plans, we own whole-life insurance contracts on some participants.

We are a co-sponsor of the Morrison Restaurants Inc. Retirement Plan along with Ruby Tuesday, Inc. and Morrison Management Specialists, Inc.  The MRI Retirement Plan, a qualified defined benefit pension plan, was frozen on December 31, 1987.  Its assets include common stock, fixed income securities, short-term investments, and cash.  We will continue to share in future expenses of that plan, and will contribute to that plan as necessary.

We recorded a minimum pension liability as of July 2, 2002, the valuation date of the plans, of $22.5 million to reflect the unfunded status of the frozen pension plans.  Consequently, the equity section of our balance sheet reflects Other Comprehensive Loss of $22.5 million.  The unfunded status of these two plans results from the decline in the fair values of their assets due to market performance and an increase in the present value of projected benefit obligations due to a decrease in market interest rates.

Changes in plan assets and obligations for fiscal 2002 and fiscal 2001 and the funded status of the plans described in the preceding paragraphs (referred to collectively as “Pension Benefits”) at July 2, 2002 and June 30, 2001, were as follows:

	Pension Benefits
	Fiscal 2002	Fiscal 2001
	(Amount in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$ 85,057	$ 77,803
Service cost	1,189	2,208
Interest cost	6,108	6,070
Benefits paid	(4,220)	(4,301)
Assumptions change	4,902	2,632
Curtailment	(10,420)	-
Actuarial (gain) loss	726	645
Benefit obligation at end of year	$ 83,342	$ 85,057

Change in plan assets:
Fair value of plan assets at beginning of year	$ 68,475	$ 77,986
Actual return	(4,966)	(5,471)
Benefits paid	(3,919)	(4,040)
Fair value of plan assets at end of year	$ 59,590	$ 68,475

	July 2, 2002	June 30, 2001
	(Amount in thousands)
Reconciliation of funded status:
Fund status	$ (23,763)	$ (16,582)
Unrecognized actuarial loss	22,605	16,848
Unrecognized prior service cost	-	(18)
Net prepaid pension cost (pension liability)	$ (1,158)	$ 248

Net prepaid benefit cost consists of:
Prepaid benefit cost	$ 3,326	$ 4,856
Accrued benefit liability	(4,484)	(4,608)
Net prepaid pension cost (pension liability)	$ (1,158)	$ 248

Net periodic pension cost for the Pension Benefits for fiscal 2002, fiscal 2001 and fiscal 2000 include the following components:

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Net pension expense:
Service cost	$ 1,190	$ 2,208	$ 2,447
Interest cost on projected benefit obligation	6,108	6,070	5,797
Expected return on plan assets	(6,029)	(6,907)	(6,913)
Recognized actuarial (gain)/loss	683	(4)	26
Curtailment (gain)/loss	(16)	-	-
Amortization of prior service cost	16	14	(4)
	$ 1,952	$ 1,381	$ 1,353

Assumptions used in actuarial calculations were as follows:

	Fiscal
	2002	2001	2000
	(Amounts in thousands)
Actuarial assumptions:
Discount rate	7.25%	7.75%	8.00%
Compensation increases	3.50%	3.50%	3.50%
Long-term rate of return	9.00%	9.00%	9.00%

NOTE 10:  COMMON STOCK

On August 3, 1987, the Board of Directors adopted the Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan.  Shareholders of record may reinvest quarterly dividends and/or up to $5,000 per quarter in our common stock.  Stock obtained through reinvested dividends is issued at a 5% discount.  At July 2, 2002, there were 255,389 unissued common shares reserved under the plan.

On November 2, 1998, our stockholders approved the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (the 1993 Plan).  Under the terms of the plan, which amends and restates the Piccadilly Cafeterias, Inc. 1988 Stock Option Plan (the 1988 Plan), incentive stock options and nonqualified stock options, stock appreciation rights, stock awards, restricted stock, performance shares, and cash awards may be granted to officers, key team members, or the Chairman of the Board of Directors.  Options to purchase shares of our common stock may be issued at no less than 100% of the fair market value on the date of grant.  We have reserved 1,450,000 shares, in total, for issuance under the 1993 and 1988 Plans.  Transactions under the 1998 Plan for the last three years are summarized as follows:

	Fiscal
	2002		2001		2000
	Common Stock Shares	Weighted Average Exercise Price	Common Stock Shares	Weighted Average Exercise Price	Common Stock Shares	Weighted Average Exercise Price
Outstanding at beginning of year	906,900	$ 8.13	919,900	$ 11.18	957,900	$ 11.20
Granted	101,700	1.52	324,800	2.36	12,000	3.31
Exercised	-	-	-	-	-	-
Forfeited or canceled	(24,300)	8.92	(337,800)	10.90	(50,000)	9.63
Outstanding at end of year	984,300	$ 7.43	906,900	$ 8.13	919,900	$ 11.18
Options exercisable at year-end	849,300	$ 8.34	743,850	$ 8.68	774,400	$ 11.09
Weighted-average fair value per share of options granted during the year		$ 0.79		$ 1.21		$ 1.70

The following table summarizes information about stock options outstanding at July 2, 2002:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	$ 5.00	425,500	8.49	$ 2.18	290,500	$ 2.41
5.01	9.01	91,825	6.99	8.50	91,825	8.50
9.02	12.00	466,975	5.75	12.00	466,975	12.00
1.00	$ 12.00	894,300	7.05	$ 7.43	849,300	$ 8.34

Pro forma information regarding net income and net income per share is required by SFAS No. 123.  Had the fair value of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grants, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Fiscal
	2002	2001	2000
Net income (loss):
As reported	$ 3,110	$ (36,030)	$ 2,411
Pro forma	2,955	(36,432)	2,342

Net income (loss) per share:
As reported	$ 0.29	$ (3.43)	$ 0.23
Pro forma	0.27	(3.47)	0.22

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted net income per share for fiscal 2002, fiscal 2001, fiscal 2000 are as follows:

	Fiscal 2002			Fiscal 2001			Fiscal 2000
	Net Income	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in thousands except per share amounts)
Basic net income (loss)	$3,110	10,579	$0.29	($36,030)	10,503	($3.43)	$2,411	10,503	$0.23
Effect of dilutive securities		233			10			2
Diluted net income (loss)	$3,110	10,812	$0.29	($36,030)	10,513	($3.43)	$2,411	10,505	$0.23
Potentially dilutive securities not included in the fully diluted computation because they would have been antidilutive		892			862			880

NOTE 11:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Fiscal
	2002				2001
	30-Sep	31-Dec	31-Mar	2-Jul	30-Sep	31-Dec	31-Mar	30-Jun
	(Amounts in thousands -- except per share data)
Net sales	$97,190	$98,256	$93,699	$95,882	$109,555	$111,202	$103,353	$100,053
Cost of sales and other operating expenses	91,057	92,574	87,708	91,146	105,530	106,498	97,646	95,728
Operating Income	6,133	5,682	5,991	4,736	4,025	4,704	5,707	4,325
Income (loss) before extraordinary charges	1,193	1,027	3,144	(348)	(1,933)	(587)	(24,517)	(6,473)
Net Income (loss)	91	223	3,144	(348)	(1,933)	(587)	(27,073)	(6,473)
Income (loss) before extraordinary charges per share – basic	$0.11	$0.10	$0.30	$(0.03)	$(0.18)	$(0.06)	$(2.33)	$(0.62)
Income (loss) before extraordinary charges per share – assuming dilution	$0.11	$0.10	$0.30	$(0.03)	$(0.18)	$(0.06)	$(2.33)	$(0.62)
Net income (loss) per share- basic and diluted	$0.01	$0.02	$ 0.29	$(0.03)	$(0.18)	$(0.06)	$(2.57)	$(0.62)
Net income (loss) per share- assuming dilution	$0.01	$0.02	$ 0.29	$(0.03)	$(0.18)	$(0.06)	$(2.57)	$(0.62)

Effective April 1, 2002, we adopted a fiscal reporting period based on a 52-53 weekly period, resulting in a current fiscal year end of July 2, 2002, compared to the prior year reporting period that ended on June 30, 2001.  The additional two days of operations in the fourth quarter of this fiscal year resulted in additional net income of $0.4 million.

During the quarter ended March 31, 2002, we recorded a $2.0 million tax benefit related to an IRS refund for the carryback of 2001 net operating losses to 1996 (see Note 6 for further information).

During the quarters ended September 30, 2001 and December 31, 2001, we recorded extraordinary charges of $1.1 million and $0.8 million, respectively, in connection with the retirement of a portion of our Senior Secured Notes on July 31, 2001 and December 11, 2001 (see Note 3 for further information).

During the quarter ended June 30, 2001, we recorded a charge of $3.1 million for lease-related costs for the closing of 14 cafeterias and asset impairment charges of $0.3 million (see Note 3 for further information).  Additionally, we recorded a $1.5 million charge for severance costs related to our management reorganization (see Note 2 for further information).

During the quarter ended March 31, 2001, we recorded asset impairment charges of $9.9 million related to 61 cafeterias, including 47 cafeterias included in the Morrison Acquisition.  We also recorded a charge of $4.7 million for the impairment of goodwill (see Note 3 for further information).  In connection with our sale-leaseback transaction on March 30, 2001, we recorded a $2.5 million extraordinary charge for the early retirement of debt (see Note 7 for further information).

During the quarter ended September 30, 2000, we recorded a charge of $0.8 million related to eight cafeterias closed in fiscal 2001.  The charge includes amounts for asset impairments, future rent commitments, and goodwill impairment for four Morrison cafeterias included in the group (see Note 2 for further information).

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors

Piccadilly Cafeterias, Inc.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Piccadilly Cafeterias, Inc. as of July 2, 2002 and June 30, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piccadilly Cafeterias, Inc. at July 2, 2002 and June 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2002 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                                                                                /s/ Ernst & Young LLP

New Orleans, Louisiana

August 5, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

In accordance with General Instruction G (3) to Form 10-K, Items 10, 11, 12, and 13 have been omitted since we will file with the Commission a definitive proxy statement complying with Regulation 14A relating to our 2002 annual meeting and the election of directors not later than 120 days after the close of our fiscal year.  We incorporate by reference the information in response to such items set forth in our definitive proxy statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)           (1) Financial Statements--The following are included in this annual report on Form 10-K beginning on the page indicated:

                (2) Schedule—The following consolidated schedule and information is included in this annual report on Form 10-K on the page indicated.  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Description	Page
Schedule II—Valuation and qualifying accounts	37

    (3)     Listing of Exhibits (see sub-section (c) below).

(b)           Reports on Form 8-K:

   (1)  Current Report on Form 8-K filed May 9, 2002, reporting under Item 5, our third quarter results of operations for fiscal 2002.

   (2)  Current Report on Form 8-K filed May 14, 2002, reporting under Item 5, our satisfactory conclusion of discussions with our lender.

(c)                                EXHIBITS

1.	Articles of Incorporation of the Company, restated through March 12, 1999(1).
2.	By-laws of the Company, as amended and restated through March 12, 1999(1).
4.1	Indenture dated December 21, 2000, between the Company and Bank of New York (2).
4.2	Purchase Agreement dated December 12, 2000, as amended and restated on December 19, 2000, effective on December 21, 2000, between the Company and Jefferies & Company, Inc. (2).
4.3	Form of Exchange Note (included as part of Exhibit 4.1) (2).
4.4

Rights Agreement dated November 2, 1998, including (i) as Exhibit A – The Form of Articles of Amendment, (ii) as Exhibit B – the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C – the Summary Description of the Shareholder Rights Plan (3), as amended by First Amendment to Rights Agreement, dated June 1, 1999(6).

4.5	Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan (4).
10.1	Intercreditor Agreement dated December 21, 2000, among the Company, Hibernia National Bank, and The Bank of New York (2).
10.2	Pledge and Securities Account Agreement dated December 21, 2000, between the Company and Hibernia National Bank (2).
10.3	Term Loan Credit Agreement, dated December 21, 2000, among the Company, Hibernia National Bank, and each lender named therein (2).
10.4	Warrant Agreement dated December 21, 2000, between the Company and The Bank of New York (2).
10.5	Registration Rights Agreement dated December 21, 2000, between the Company and Jefferies and Company, Inc. (2).
10.6	Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (5).
10.7	Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (6).
10.8	Form of Director Indemnity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. And Mss. LaBorde, Campbell, Jr., Francis, Guyton, Redman, Slaughter, Smith, White, Jr., and Perkins. (7).
10.9	Form of Management Continuity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. LaBorde, Malik, and Mestayer (7).
10.10	Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000(6).
10.11

Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust (8), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan.  (9), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999(6).

10.12

Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement (8), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan (9).

10.13	Master Lease dated March 30, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to 12 cafeteria sites (10).
10.14	Master Lease dated July 31, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to six cafeteria sites (11).
10.15	Second Amended and Restated Credit Agreement, dated, December 11, 2001, by and between Piccadilly Cafeterias, Inc., as Borrower, and Foothill Capital Corporation, as Lender (12).
23	Consent of Independent Auditors

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March
31,1999.
(2)	Incorporated by reference to our Registration Statement on Form S-4, Registration No.
333-54312 filed with the Commission on January 25, 2001.
(3)	Incorporated by reference to Exhibits 1, 2, 3 and 4 of our Registration Statement on Form 8-A
filed with the Commission on November 19, 1998.
(4)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration
Statement on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.
(5)	Incorporated by reference from Appendix A of our definitive Proxy Statement filed with the
Commission on September 23, 1998.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30,
2000.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
September 30,1996.
(8)	Incorporated by reference to Morrison Fresh Cooking, Inc.’s amendment to Registration
Statement on Form 10/A filed with the Commission on February 29, 1996.
(9)	Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the
year ended May 31, 1997.
(10)	Incorporated by reference from our Quarterly Form 10-Q for the quarter ended March 31, 2001.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30, 2001.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PICCADILLY CAFETERIAS, INC.

By: /S/ Ronald A. Laborde
Ronald A. Laborde Chief Executive Officer
Date: August 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Campbell, Jr.	8/23/02	/s/ Christel C. Slaughter	8/27/02
Joseph H. Campbell, Jr., Chairman	Date	Christel C. Slaughter, Director	Date

/s/ Robert P. Guyton	8/27/02	/s/ C. Ray Smith	8/22/02
Robert P. Guyton, Director	Date	C. Ray Smith, Director	Date

/s/ Ronald A. LaBorde	8/28/02	/s/ James F. White, Jr.	8/25/02
Ronald A. LaBorde, Chief Executive Officer and Director	Date	James F. White, Jr., Director	Date

/s/ James A. Perkins	8/26/02	/s/ Mark L. Mestayer	8/27/02
James A. Perkins, Director	Date	Mark L. Mestayer Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Dale E. Redman	8/27/02	/s/ W. Scott Bozzell	8/27/02
Dale E. Redman, Director	Date	W. Scott Bozzell, Executive Vice President, Secretary and Controller (Principal Accounting Officer)	Date

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charges to costs and expenses		(2) Charged to Other Accounts-Describe	Deduction-Describe (A)	Balance at End of Period
Reserves for Cafeteria Closings:
Year ended July 2, 2002:
Property, plant, and equipment allowance	$ 340,292	$ -		$ -	$ 340,292	$ -
Long-term liability	8,468,787	-		-	3,305,365	5,163,422
	$ 8,809,079	$ -		$ -	$ 3,645,657	$ 5,163,422

Year ended June 30, 2001:
Property, plant, and equipment allowance	$ 840,286	$12,824,923	(B)	$ -	$ 13,324,917	$ 340,292
Long-term liability	10,100,837	1,062,077	(B)	-	2,694,127	8,468,787
	$ 10,941,123	$13,887,000		$ -	$ 16,019,044	$ 8,809,079

Year ended June 30, 2000:
Property, plant, and equipment allowance	$ 1,475,815	$ -		$ -	$ 635,529	$ 840,286
Long-term liability	12,693,193	-		-	2,592,356	10,100,837
	$ 14,169,008	$ -		$ -	$ 3,227,885	$ 10,941,123

(A) Deductions are for (i) the writedown of property, plant and equipment relating to cafeterias closed and (ii) for the payment of other obligations (primarily rent) for cafeterias for which a provision for cafeteria closing had previously been recorded.  Deductions from the long-term liability in fiscal 2002 include $0.9 million for rent obligations paid relating to closed cafeterias and $0.4 million for out-of-market lease obligations paid on cafeterias acquired in the Morrison Acquisition.

(B) Charges to the property allowance include $10.7 million for fiscal year 2001 asset impairment writedowns plus a $2.1 million increase to previously recorded reserves.  Charges to the long-term liability include $3.2 million for obligations relating to closing decisions made in fiscal year 2001, net of a $2.1 million adjustment to previously recorded liabilities.  During fiscal 2001, as part of the ongoing process of reviewing the adequacy of recorded reserves for closed cafeterias and properties held for disposal, we determined that the recorded reserves for lease-related costs for closed cafeterias were in excess of the amount necessary to settle our obligations and that the reserves established for valuation allowances on properties to be disposed of were not sufficient.

Exhibits

23            Consent of Independent Auditors

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-17737 and Form S-8 No. 33-27793) and in the Registration Statements and related Prospectuses (Form S-3 No. 33-17131 and Form S-4 No. 333-54312) of our report dated August 5, 2002, with respect to the consolidated financial statements and schedule of Piccadilly Cafeterias, Inc. included in this Annual Report (Form 10-K) for the year ended July 2, 2002.

 /s/ Ernst & Young LLP

New Orleans, Louisiana

August 23, 2002