Form 10-Q
period 2002-10-01
PICCADILLY CAFETERIAS INC
filed 2002-11-15
CIK 277923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	October 1, 2002

[  ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number:	1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0604977
(State or other jurisdiction of	Identification No.)
incorporation or organization)	(I.R.S. Employer

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana	70816
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(225) 293-9440

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of November 4, 2002, was 10,880,807.

PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)
(Amounts in thousands except share data)
Balances at	October 1	July 2
	2002	2002
ASSETS
Current Assets
Cash and cash equivalents	$6,956	$5,661
Accounts and other receivables	814	952
Inventories	11,148	11,286
Other current assets	1,201	1,541
Total Current Assets	20,119	19,440
Property, Plant and Equipment	241,772	243,416
Less allowances for depreciation	146,010	144,021
Net Property, Plant and Equipment	95,762	99,395
Goodwill	3,705	3,705
Other Assets	10,773	11,155
Total Assets	$130,359	$133,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long term debt, net of $712,000 and $766,000 unamortized discount at October 1, 2002 and July 2, 2002, respectively	$8,920	$9,112
Accounts payable	6,530	7,831
Accrued interest	2,216	984
Accrued salaries, benefits and related taxes	12,260	12,973
Accrued rent	3,414	3,502
Other accrued expenses	4,879	4,592
Total Current Liabilities	38,219	38,994

Notes Payable, net of $2,809,000 and $2,927,000 unamortized discount at October 1, 2002 and July 2, 2002, respectively	35,059	34,695
Reserve for Cafeteria Closings	3,984	5,163
Other Noncurrent Liabilities, less current portion	8,157	8,039
Minimum Pension Liability	22,538	22,538

Shareholders’ Equity
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding: 10,880,807 shares at October 1, 2002 and 10,880,453 shares at July 2, 2002	19,783	19,782
Additional paid-in capital	18,506	18,506
Retained earnings	6,651	8,680
	44,940	46,968
Less treasury stock at cost: 14,864 Common Shares at July 2, 2002	---	164
Less accumulated other comprehensive loss	22,538	22,538
Total Shareholders’ Equity	22,402	24,266
Total Liabilities and Shareholders’ Equity	$130,359	$133,695

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands – except per share data)
	Quarter Ended
	October 1, 2002	September 30, 2001
Net sales	$89,571	$96,640
Cost and expenses:
Cost of sales	52,857	54,451
Other operating expense	34,323	35,952
General and administrative expense	2,780	2,852
Loss on early retirement of debt	---	1,102
Interest expense	1,897	2,177
Other expense (income)	(551)	(88)
	91,306	96,446
Income (Loss) From Continuing Operations Before Income Taxes	(1,735)	194
Provision for income taxes	---	---
Income (Loss) From Continuing Operations	(1,735)	194
Discontinued operations – Loss from operations and disposal of cafeterias closed	(165)	(103)
Net Income (Loss)	$(1,900)	$91
Weighted average number of shares outstanding – basic	10,875	10,511
Weighted average number of shares outstanding – assuming dilution	11,180	10,512
Income (loss) per share from continuing operations – basic	$(.16)	$.02
Income (loss) per share from continuing operations – assuming dilution	$(.16)	$.02
Discontinued operations per share – basic	$(.01)	$(.01)
Discontinued operations per share – assuming dilution	$(.01)	$(.01)
Net income (loss) per share – basic	$(.17)	$.01
Net income (loss) per share – assuming dilution	$(.17)	$.01
See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)
Quarter Ended	October 1, 2002	September 30, 2001
Operating Activities
Net income (loss)	$(1,900)	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	3,866	3,909
Expenditures associated with closed cafeterias	(1,180)	(918)
Loss on early extinguishment of debt	---	1,102
(Gain) loss on disposition of assets	(442)	84
Pension expense, net of contributions	527	698
Change in operating assets and liabilities	(196)	706
Net Cash Provided by Operating Activities	675	5,672

Investing Activities
Purchases of property, plant and equipment	(1,544)	(840)
Proceeds from sales of property, plant and equipment	2,164	2
Proceeds from sale-leaseback transaction	---	8,996
Cash Provided by Investing Activities	620	8,158

Financing Activities
Payments on long term debt	---	(8,506)
Financing costs	---	(174)
Treasury stock transactions		(3)
Net Cash Used in Financing Activities	---	(8,683)

Net change in cash and cash equivalents	1,295	5,147
Cash and cash equivalents at beginning of period	5,661	851
Cash and cash equivalents at end of period	$6,956	$5,998
Supplemental Cash Flow Disclosures:
Income taxes paid (net of refunds received)	$(36)	$(38)
Interest paid	$255	$220
See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

October 1, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the reclassifications required by the two accounting changes described in the next paragraph) considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002. Except for the adoption of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) as discussed in Note 3 below, SFAS 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), as discussed in Note 2 below, and the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), the accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K.

Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in guest traffic volume. Guest traffic volume is generally higher in the second quarter and lower in the third quarter reflecting general seasonal retail activity.

NOTE 2: LOSS ON EARLY RETIREMENT OF DEBT

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our Senior Secured Notes as required under the terms of the Notes. We recorded a charge of approximately $1.1 million to write-off unamortized deferred financing costs associated with the repurchased Notes.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. We adopted SFAS No. 145 in the quarter ended October 1, 2002, as required. Losses on extinguishment of debt previously classified as extraordinary charges are reclassified to conform to the provisions of SFAS No. 145.

NOTE 3: DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 in the quarter ended October 1, 2002, as required. Three cafeterias were closed during the quarter ended October 1, 2002. The net loss for discontinued operations was $0.2 million and $0.1 million for the quarters ended October 1, 2002 and September 30, 2001, respectively. The operating results of these three closed cafeterias have been reclassified and reported as discontinued operations for the quarter ended September 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as "expect," "forecast," "will," "may," or "believe." Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising, new product development, and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Financial Statements contained in this quarterly report on Form 10-Q. References to "Notes" are to the Notes to Condensed Financial Statements.

Piccadilly is the dominant cafeteria chain in the Southeastern and Mid-Atlantic regions with 202 cafeterias. We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner.

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

Our 2002 annual report describes the accounting policies that we believe are critical to our financial position and operating results and that require management's most difficult, subjective or complex judgments. As a result actual results could differ from the estimates that are used in our financial statements. These significant accounting estimates include:

•	Property, Plant and Equipment
•	Impairment of Long-Lived Assets
•	Goodwill
•	Liabilities of Ongoing Obligations Related to Closed Cafeterias
•	Income Taxes
•	Pension Accounting

This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002.

Results of Operations

Fiscal Year-End Reporting Period Change

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period, resulting in a 2002 fiscal year-end date of July 2, 2002, rather than June 30, 2002. Quarterly reporting now includes 13-week periods except for 53-week years in which the fourth quarter of those fiscal years will include 14 weeks. The quarter ended October 1, 2002, includes 91 days compared to 92 days for the quarter ended September 30, 2001.

Quarter Ended October 1, 2002 Compared to Quarter Ended September 30, 2001

Net Sales. Total net sales for the quarter ended October 1, 2002, were $89.6 million, a 7.3% reduction from net sales of $96.7 million in the prior year quarter ended September 30, 2001. The net sales decline due to one less day in the current quarter was $1.4 million. Cafeterias closed in fiscal 2002 accounted for $2.4 million of the total decline in net sales. The remaining decline of $3.3 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the comparative quarters. Same-store cafeterias are cafeterias that were open for three full periods in both fiscal quarters.

	Quarter Ended
	October 1, 2002		September 30, 2001		Sales
	Sales	Cafeterias	Sales	Cafeterias	Change
	(Dollars in thousands)
Total cafeteria net sales	$89,571	204	$96,640	227	7.3%
Less net sales relating to:
Cafeterias closed in fiscal 2002	---	---	2,361	23
Impact of one less day this year			1,428
Net same-store cafeteria sales	$89,571	204	$92,851	204	3.5%

The net decrease in same-store sales of 3.5% reflects a decline in same-store guest traffic of 6.5%, which was partially offset by a check average increase of 3.1%. Only 0.5% of the check average increase is attributable to price increases, the remainder is due to various menu promotions during the quarter.

For the four-week periods ended July 30, 2002 and August 27, 2002, our same-store sales were down 2.9% and 4.0%, respectively. For the five-week period ended October 1, 2002, same-store sales were down 4.0%. We believe that the weakened economy and the uncertainty created by a volatile and declining stock market during that period had a negative impact on the spending habits of our guest base. The impact was more noticeable in our cafeterias located in regional shopping malls. These cafeterias comprise approximately one-half of our cafeterias. Same-store sales for mall cafeterias were down 5.5% for the quarter while our non-mall cafeterias were down 2.3%, a difference of 3.2%. By comparison, sales for cafeterias located in malls declined by 4.3% during fiscal 2002 compared to a decline of 2.6% in all other cafeterias.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Quarter Ended		Change
	October 1, 2002	September 30, 2001
Cost of sales	59.0%	56.3%	2.7%
Other operating expenses	38.3%	37.2%	1.1%
General and administrative expenses	3.1%	2.9%	0.2%
Other expenses (income)	(0.6)%	(0.1)%	0.5%

Cafeteria-Level Income. During the first quarters of fiscal 2003 and 2002, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 2.7% and 6.5%, respectively.

Cost of Sales. Cost of sales as a percent of net sales increased 2.7%. That increase is a combination of a 1.8% increase in food costs as a percent of net sales and a 0.9% increase in labor costs as a percent of net sales.

The majority of the food cost increase relates to various marketing promotions during the quarter. These programs were aimed at increasing the high-quality food reputation of the Piccadilly brand and increasing the brand’s perception for great value. For example, we enhanced one of our highest selling items, catfish, by increasing the meal portion 50% for many of our guests and promoting an "All-You-Can-Eat Catfish" special. The catfish promotions during the quarter increased the frequency of catfish meal sales by approximately 45% and increased the quantity of catfish consumed by guests by approximately 120%. Coincident with the catfish promotions, the market price of catfish increased significantly, while the retail price charged to our guests was maintained. We are seeking lower-cost supply alternatives to mitigate the increase in catfish prices that we experienced during the first quarter.

The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relationship to the fixed cost component of labor costs.

Other Operating Expenses. Other operating expenses increased 1.1% as a percent of net sales. Marketing expenses were 3.7% of net sales this year compared to 1.7% last year. We expect marketing expenses to average 3.1% of net sales for the remainder of the fiscal year.

Team member benefit costs as a percent of net sales were 2.5% in the current quarter compared to 3.6% in the prior year. Team member benefit costs decreased $1.6 million. Approximately $1.0 million of the decrease in benefit costs resulted from changes made last year to our team member benefit plans. Additionally, we reduced benefit costs by utilizing assets from a Morrison Restaurants, Inc. (Morrison) trust fund (the Trust) that had been established to provide benefits under a self-insured medical reimbursement plan. Effective January 1, 1999, we terminated the Morrison plan and team members formerly eligible to participate in that plan were then eligible to participate in the Piccadilly Cafeterias, Inc. health insurance plan. The Trust continued to pay run-off claims that were incurred prior to January 1, 1999. As of March 2000, all run-off claims had been paid, the Trust had remaining cash balances of $1.2 million, and the Trust was effectively frozen. During the first quarter, we determined that the remaining Trust assets are available to pay prospective team member benefit costs. During the quarter ended October 1, 2002, we used Trust cash balances to pay $0.6 million of benefit costs. These payments reduced our operating expenses. We expect that the remaining Trust cash balances of $0.6 million will be used to pay benefit costs and will result in another $0.6 million reduction in other operating expenses during our second quarter ending December 31, 2002.

General and Administrative Expenses. General and administrative expenses declined $0.1 million and as a percent of net sales increased 0.2%. The increase as a percent of net sales is attributable to the decline in net sales.

Interest Expense. Interest expense for the first quarter was down $0.3 million compared to the same quarter last year because debt levels were lower. Amortization of financing costs and original issue discount, included in interest expense, was $0.4 million and $0.5 million, respectively for the quarters ended October 1, 2002 and September 30, 2001.

Other Expense (Income). We sold a closed cafeteria in St. Louis, Missouri during the quarter ended October 1, 2002, resulting in a $0.4 million gain on that sale.

Liquidity and Capital Resources

Sale-leaseback Transaction. On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties and simultaneously executed long-term leases to continue to operate cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our 12% Senior Secured Notes due fiscal 2007. The net result of the sale-leaseback and note repurchase transactions is a reduction of annual expense of $1.2 million. Rent expense during the initial term for these six properties is approximately $1.1 million annually. The assets sold and leased back previously had annual depreciation expense of approximately $0.9 million. The annualized interest expense relating to the repurchased notes, including amortization of the original issue discount and financing costs, was approximately $1.4 million. In the quarter ended September 30, 2001, we recorded a charge of approximately $1.1 million to write-off unamortized financing costs associated with the repurchased notes.

Early Retirement of Debt. At October 1, 2002, we had outstanding $42 million of our Term A Senior Secured Notes and $5.5 million under our Term Loan Credit Facility. We are required each fiscal year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility utilizing excess cash flow. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Specifically, the Term A Senior Secured Notes and Term Loan Credit Facility require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer (the "first excess cash flow offer") to repurchase our Term A Senior Secured Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest. The first excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow, and must be made ratably between the holders of the Term A Senior Notes and the Term Loan Credit Facility. In addition, we are required by the Term Loan Credit Facility to make a second offer (the "second excess cash flow offer") if we have excess cash flow more than $5 million during any fiscal year. The second excess cash flow offer must be in an amount equal to 50% of the amount by which our excess cash flow exceeds $5 million, and must offer to prepay indebtedness outstanding under our Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest. We have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.

For fiscal 2002, the excess cash flow offers, amounting to $9.9 million, were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance period, we paid $3.6 million and $5.1 million, respectively, to repay debt. The second quarter ending December 31, 2002, will include charges of $1.3 million for early retirement of debt. After these repayments, we had outstanding $39.2 million of our Term A Senior Secured Notes and our Term Loan Credit Facility was entirely repaid. Prospectively, since the Term Loan Credit Facility has been fully repaid, our excess cash flow offers will be limited to $5 million per year.

Senior Credit Facility. We have a three-year, $20.0 million Senior Credit Facility with Foothill Capital Corporation (the "Senior Credit Facility"). The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.  We have had no outstanding borrowings under the Senior Credit Facility through October 1, 2002, but after paying down the debt pursuant to the excess cash flow offers referred to in the previous paragraph, we now have $3.0 million of borrowing outstanding under the Senior Credit Facility. Approximately $11.8 million of the Senior Credit Facility supports commercial letters of credit. The remaining $5.2 million borrowing availability under the Senior Credit Facility is available for working capital and for other corporate purposes.

The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. Initially, compliance with the financial covenants is measured quarterly. If funding under the Senior Credit Facility together with outstanding letters of credit amount to $15.0 million, compliance with the financial covenants will be measured monthly. At October 1, 2002, we comply with all of the financial covenants of the Senior Credit Facility.

Cash and Liquidity. Maintenance capital expenditures for the quarter ended September 30, 2001 were $0.8 million. The increase in current year capital expenditures is largely related to the remodeling of certain cafeterias. Two remodels were completed in the first quarter and we expect to complete two additional remodels during the second quarter. We have completed seven cafeteria remodels since the launch of our new cafeteria remodel program in the third quarter of last fiscal year. The remodeled cafeterias include physical changes to the exterior of the cafeteria facilities to enhance curb appeal as well as refurbishing the dining rooms. Each cafeteria remodel completed thus far required a capital investment, on average, of $0.2 million. While our overall same-store sales trends are down, the remodeled cafeterias are averaging same-store sales increases of 6.2% post remodel. Seven additional cafeteria remodels are currently scheduled for completion in the remainder of the fiscal year.

Our capital expenditures are limited to $8.0 million under the terms of our Senior Credit Facility. Capital expenditures for the remainder of fiscal 2003 are expected to approximate $6.5 million. We expect to close on the sale of a cafeteria in December 2002, yielding net proceeds of approximately $2.0 million. We believe that our cash from operations and sale of a property, together with the credit available under the Senior Credit Facility, will provide sufficient liquidity for our operational and capital expenditure needs through the term of the Senior Credit Facility (also see Trends and Uncertainties below).

Trends and Uncertainties

Cafeteria Impairment and Closing Charges. We periodically review the historical operating cash flow and forecasts of operating cash flow for each cafeteria. Forecasted cafeteria-level cash flow is a primary determinant in whether the cafeteria will continue to operate or be closed. If we expect to continue to operate the cafeteria, we consider whether the forecasted cafeteria-level operating cash flow indicates that the long-lived assets associated with the individual cafeterias are impaired. Under our accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flow, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In cases where we determine that a cafeteria lease will likely not be renewed, for purposes of computing depreciation, the useful lives of the related assets are reduced, if necessary, to reflect the remaining useful life.

We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years. We have options to renew certain of these leases for specified periods beyond their expiring terms.

During the quarter ended October 1, 2002, leases for three cafeterias expired and those cafeterias were closed. These cafeterias were fully depreciated at the end of their lease life. Leases for seven other cafeterias were renewed. We base these decisions on the historic and projected economic performance of each cafeteria location. In cases that we determine that a cafeteria’s potential operating cash flow (before occupancy costs) is not sufficient to cover occupancy costs, we will generally close that cafeteria. Generally, these cafeterias have relatively low sales volumes and little or no positive cash flow, and in some cases, negative cash flow. Accordingly, closing these cafeterias can have a disproportionate impact on our operating results. That is, the proportionate reduction in sales is greater than the proportionate change in operating cash flows.

Of the 202 cafeterias operating today, the current lease terms for 24 cafeterias expire during fiscal 2003 and the current lease terms for 95 other cafeterias expire by the end of fiscal 2007. The table below quantifies the number of cafeterias by the fiscal year in which the current lease terms expire. The table also identifies cafeterias we consider "low-volume" based on the operating results for the fiscal year ended July 2, 2002. Low Volume cafeterias are those locations with relatively low sales and low levels of operating cash flow. For fiscal 2002, average net sales for Low Volume cafeterias were $1.3 million compared to $2.1 million for other cafeterias. Average EBITDA for Low Volume cafeterias, excluding general and administrative expenses and other operating expenses not allocated to individual cafeterias, was break-even compared to $0.3 million for other cafeterias. 81% of Low Volume cafeterias are located in regional shopping malls while only 35% of other cafeterias are in similar locations.

	Low Volume Cafeterias	Other Cafeterias
Remainder of fiscal 2003	14	9
Fiscal 2004	11	13
Fiscal 2005	13	17
Fiscal 2006	7	18
Fiscal 2007	2	14
Remaining years	5	68
Total	52	139

In the event that a cafeteria is closed before the end of its lease, charges are recorded for the net remaining lease obligation, other costs to close the cafeteria, and remaining unrecoverable asset book value as dictated by the circumstances. Charges for the minimum remaining obligations under a lease are reduced by expected recoveries from subleasing activity, if any, or expected reductions from negotiations with the landlord, if any.

Liquidity. Continued declines in net same-store sales would generally reduce operating cash flow and may result in charges to record impairments of long-lived assets for the affected cafeterias. If we continue to experience severe declines in cash flow during the remainder of fiscal 2003, our ability to maintain compliance with the financial covenants of the Senior Credit Facility could be impaired. If we default under the terms of our Senior Credit Facility, the lender has the right to terminate that facility, accelerate the maturity of any outstanding obligations under that facility, and require that additional collateral be provided to secure the lender’s exposure with regard to any outstanding commercial letters of credit issued on our behalf. Additionally, under the provisions of an Intercreditor agreement between our lenders, we may also be in default of our Term A Senior Secured Notes. Our liquidity would be detrimentally impacted by these events. We may be unable to secure alternative sources of liquidity.

Pension Plan Liability. At the end of fiscal 2002, we recorded a net pension liability of $22.5 million after we determined that the present value of our pension plan liabilities exceeded the fair value of plan assets at that date. The funded status of the pension plans deteriorated during fiscal 2002 because the fair value of the plans’ assets had declined, reflecting market performance, and the present value of the plans’ liabilities had increased, reflecting a decline in market interest rates. The recording of the pension plan liability did not affect our earnings, but did reduce total shareholders’ equity at July 2, 2002, by $22.5 million. The Piccadilly Cafeterias, Inc. defined benefit plan, which comprises approximately 83% of the recorded net pension liability, had further asset market-value losses of $4.3 million, or 7.6%, for the period from July 1, 2002 to September 30, 2002. Unless the recent decline in plan asset fair market values reverses by the end of this fiscal year and/or the discount rate used to determine the present value of our pension plan liabilities increases, it is likely that we will be required to increase the net pension liability, thereby further reducing shareholders’ equity. We will make these determinations as of July 1, 2003, our normal pension valuation date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from what we reported in our Form 10-K for the year ended July 2, 2002.

Item 4. Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Act") and refers to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of a date within 90 days of the file date of this quarterly report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that material information related to us and our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

Additionally, we maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. Based on this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II -- Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
3.	(a) Articles of Incorporation of the Company, as restated through March 12, 1999.(1)
(b) By-laws of the Company, as amended and restated through August 26, 2002, included herein.
(b)	Reports on Form 8-K
Current Report on Form 8-K dated August 16, 2002.

Item 7. Financial Statements and Exhibits – Press Release dated August 6, 2002, announcing a change in our fiscal year and the recording of a pension liability and Press Release dated August 15, 2002, announcing fourth quarter and fiscal 2002 earnings.

Current Report on Form 8-K dated August 26, 2002.

Item 9. Regulation FD Disclosure – Press Release dated August 26, 2002, announcing that Joseph H. Campbell, Jr. has been elected Chairman of the Board, as part of an ongoing comprehensive review of corporate governance practices.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC. 9;
(Registrant)

By: /s/ Ronald A. LaBorde
Ronald A. LaBorde
Chief Executive Officer

/s/ Ronald A. LaBorde	11/14/02
Ronald A. LaBorde, Chief Executive Officer and Director	Date

/s/ Mark L. Mestayer	11/14/02
Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	11/14/02
W. Scott Bozzell, Executive Vice President, Secretary & Controller	Date
(Principal Accounting Officer)

I, Ronald A. LaBorde, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Piccadilly Cafeterias, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ronald A. LaBorde
Ronald A. LaBorde
Chief Executive Officer

I, Mark L. Mestayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Piccadilly Cafeterias, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark L. Mestayer
Mark L. Mestayer
Executive Vice President,
Chief Financial Officer and Treasurer