Form 10-Q
period 2002-12-31
PICCADILLY CAFETERIAS INC
filed 2003-02-14
CIK 277923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number:	1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0604977
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana	70816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(225) 293-9440

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

Yes [X] No [ ]

The number of shares outstanding of Common Stock, without par value, as of February 13, 2002, was 10,880,807.

PART I -- Financial Information

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in thousands except share data)
Balances at		December 31	July 2
		2002	2002
ASSETS
Current assets
Cash and cash equivalents		$1,144	$5,661
Accounts and other receivables		637	952
Income taxes recoverable		2,000	---
Inventories		11,105	11,286
Other current assets		1,520	1,541
Total current assets		16,406	19,440
Property, Plant and Equipment		214,414	243,416
Less allowances for depreciation and cafeteria closings		126,272	144,021
Net property, plant and equipment		88,142
			99,395
Goodwill		3,705	3,705
Other assets		9,729	11,155
Total assets		$117,982	$133,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt, net of $766,000 unamortized discount at
July 2, 2002	$	---	$9,112
Accounts payable		8,800	7,831
Accrued interest		868	984
Accrued salaries, benefits and related taxes		11,551	12,973
Accrued rent		3,524	3,502
Other accrued expenses		4,580	4,592
Total current liabilities		29,323	38,994
Notes payable, net of $2,765,000 and $2,927,000 unamortized discount at December 31,
2002 and July 2, 2002, respectively		36,452	34,695
Reserve for cafeteria closings		3,715	5,163
Other noncurrent liabilities, less current portion		8,327	8,039
Minimum pension liability		22,538	22,538

Shareholders’ equity
Preferred stock, no par value; authorized 50,000,000 shares; issued and outstanding: none		---	---
Common stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares;
issued and outstanding: 10,880,807 shares at December 31, 2002 and 10,880,453 shares
at July 2, 2002		19,782	19,782
Additional paid-in capital		18,506	18,506
Retained earnings		1,877	8,680
		40,165	46,968
Less treasury stock at cost: 14,864 Common Shares at July 2, 2002		---	164
Less accumulated other comprehensive loss		22,538	22,538
Total shareholders’ equity		17,627	24,266
Total liabilities and shareholders’ equity		$117,982	$133,695
See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands – except per share data)
	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
Net sales	$88,398	$95,771	$176,294	$190,502
Cost and expenses:
Cost of sales	51,203	53,585	102,875	106,792
Other operating expense	32,705	36,278	66,242	71,450
General and administrative expense	2,895	3,002	5,675	5,854
Other expense (income)	(102)	(292)	(652)	(379)
Interest expense	1,789	1,946	3,686	4,123
Loss on early retirement of debt	1,326	804	1,326	1,906
Provision for cafeteria impairments	5,841	---	5,841	---
	95,657	95,323	184,993	189,746
Income (loss) from continuing operations before income taxes	(7,259)	448	(8,699)	756
Provision for income taxes (benefit)	(2,000)	---	(2,000)	---
Income (loss) from continuing operations	(5,259)	448	(6,699)	756
Discontinued operations:
Loss from operations	(346)	(225)	(816)	(442)
Gain on disposal of cafeterias closed	831	---	831	---
Net gain (loss) from discontinued operations	485	(225)	25	(442)
Net income (loss)	$(4,774)	$223	$(6,674)	$314
Weighted average number of shares outstanding – basic and assuming dilution	10,881	10,503	10,878	10,507
Income (loss) per share from continuing operations – basic and assuming dilution	$(.48)	$.04	$(.62)	$.07
Discontinued operations per share – basic and assuming dilution	$.04	$(.02)	---	$(.04)
Net income (loss) per share – basic and assuming dilution	$(.44)	$.02	$(.61)	$.03
See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)
	(Amounts in thousands)
Six Months Ended December 31	2002	2001
Operating activities
Net income (loss)	$(6,674)	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	7,568	7,656
Expenditures associated with closed cafeterias	(1,449)	(1,722)
Provision for cafeteria impairments	5,841	---
Loss on early extinguishment of debt	1,325	1,906
(Gain) on disposition of assets	(1,181)	(12)
Pension expense, net of contributions	819	1,728
Income taxes recoverable	(2,000)	---
Change in operating assets and liabilities	(81)	97
Net cash provided by operating activities	4,168	9,967

Investing activities
Purchases of property, plant and equipment	(4,464)	(1,584)
Proceeds from sales of property, plant and equipment	4,145	80
Proceeds from sale-leaseback transaction	---	8,996
Cash provided (used) by investing activities	(319)	7,492

Financing activities
Payments on long-term debt	(8,366)	(12,038)
Financing costs	---	(651)
Net cash used in financing activities	(8,366)	(12,689)

Change in cash and cash equivalents	(4,517)	4,770
Cash and cash equivalents at beginning of period	5,661	851
Cash and cash equivalents at end of period	$1,144	$5,621
Supplemental cash flow disclosures:
Income taxes paid (net of refunds received)	$126	$80
Interest paid	$3,022	$3,510
See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

December 31, 2002

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

These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002. Except for the adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) as discussed in Note 4 below, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), as discussed in Note 3 below, and the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), the accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002.

Comparative results of operations by periods may be affected by the timing of the opening and closing of cafeterias. Interim results are additionally affected by seasonal fluctuations in guest traffic volume. Guest traffic volume is subject to seasonal retail activity since approximately 50% of our cafeterias are located in regional shopping malls.

NOTE 2: PROVISION FOR CAFETERIA IMPAIRMENT

During the quarter ended December 31, 2002, we recorded asset impairment charges of $5.8 million relating to 48 low sales-volume cafeterias that were operating at the end of the quarter. These cafeterias generated, before allocation of corporate overhead, net losses of $(1.7) million and $(0.4) on sales of $28.7 million and $31.2 million for the first six months of fiscal 2003 and 2002, respectively. During the quarter ended December 31, 2002, we evaluated recent sales trends at these cafeterias and based on that analysis, we concluded that continued efforts to build guest traffic in these cafeterias were not likely to yield the future cash flows necessary to recover the net carrying values of these cafeterias. The majority of these cafeterias have relatively short lease lives remaining. We expect that future marketing and capital expenditures relating to these cafeterias will be limited. Additionally, we have engaged a consulting firm with significant experience in renegotiating leases with regional and nationwide landlords. With the exception of six leases for which the lease term expires within the next ten months, the consultants are currently engaging in one-on-one discussions with the landlords of these leased cafeterias in an effort to secure more favorable lease arrangements, including buy-outs of or early termination of the leases. To the extent cafeterias are closed before the end of their existing lease terms, we would expect to record charges for payments made or for accruals of obligations remaining to landlords in the period that such cafeterias are closed.

NOTE 3: LOSSES ON EARLY RETIREMENTS OF DEBT

We are required each year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Until the Term Loan Credit Facility was repaid during the second quarter of fiscal 2002, the Term A Senior Secured Notes and Term Loan Credit Facility required that, if during any fiscal year we had excess cash flow of more than $2.5 million, we must make an offer (the "first excess cash flow offer") to repurchase our Term A Senior Secured Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest. The first excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow, and must be made ratably between the holders of the Term A Senior Notes and the Term Loan Credit Facility. In addition, we were required by the Term Loan Credit Facility to make a second offer (the "second excess cash flow offer") if we had excess cash flow more than $5 million during the immediately preceding fiscal year. The second excess cash flow offer must be in an amount equal to 50% of the amount by which our excess cash flow exceeds $5 million, and must offer to prepay indebtedness outstanding under our Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest. We have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.

For fiscal 2003, the required excess cash flow offers, amounting to $9.9 million, were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance periods, we paid $3.6 million and $5.1 million, respectively, to repay debt. The second quarter ended December 31, 2002, includes a charge of $1.3 million for early retirement of debt. The charge is comprised of $0.7 million premium paid over the repaid debt’s carrying value and $0.6 million for related unamortized financing costs. After these repayments, we had outstanding $39.2 million of our Term A Senior Secured Notes and our Term Loan Credit Facility was entirely repaid. Prospectively, because the Term Loan Credit Facility has been fully repaid, our excess cash flow offers will be limited to first excess cash flow offer, or $5 million. For fiscal 2002, no excess cash offers were required because excess cash flow for fiscal 2001 was below $2.5 million.

We have a $20 million senior credit facility with Foothill Capital Corporation (the "Senior Credit Facility"). At December 31, 2002, approximately $11.8 million of the Senior Credit Facility was used for outstanding commercial letters of credit and the remaining $8.2 million was available for working capital and for other corporate purposes, of which $2.5 million was used and outstanding as of February 10, 2003. The Senior Credit Facility matures in December 2004. The quarter ended December 31, 2001 includes a $0.5 million loss from the early retirement of debt related to the unamortized financing costs of a previous credit facility that was replaced.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes due fiscal 2007. Approximately $0.3 million of losses from the early retirement of debt were recorded to write-off unamortized financing costs.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties. We used substantially all of the net sale proceeds to purchase $9.4 million in face amount of our Senior Secured Notes as required under the terms of the Notes. We recorded a loss from the early retirement of debt of approximately $1.1 million primarily to write-off unamortized deferred financing costs associated with the repurchased Notes.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. We adopted SFAS No. 145 in the quarter ended October 1, 2002, as required. Losses on extinguishments of debt previously classified as extraordinary charges are reclassified to conform to the provisions of SFAS No. 145.

NOTE 4: DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 in the quarter ended October 1, 2002, as required. Ten cafeterias were closed during the six months ended December 31, 2002. Included in discontinued operations for the quarter and six months ended December 31, 2002, is a gain on the sale of a cafeteria we closed in Deerfield Beach, Florida, of $0.8 million. The operating results of these ten closed cafeterias for all periods presented have been reclassified and reported as discontinued operations. SFAS No. 144 does not permit reclassifying the operating results of cafeterias closed before fiscal 2003 to discontinued operations.

NOTE 5: INCOME TAXES

The Company has elected to apply to the Internal Revenue Service for certain tax accounting method changes and is currently in the process of preparing these applications. As a result of these changes, the Company is also in the process of filing a refund claim to carry back the tax net operating loss generated in the July 2, 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. The amount of the refund is estimated to be approximately $2.0 million and we expect to receive the refund in fiscal 2003. Because a full valuation allowance had previously been established for the Company’s net deferred tax assets, including net operating losses, this refund results in an adjustment to the valuation allowance and a tax benefit of approximately $2.0 million. Under SFAS No. 109, Accounting for Income Taxes, a valuation allowance is still recorded for the remaining net deferred tax assets.

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

Our Annual Report on Form 10-K for the year ended July 2, 2002 describes the accounting policies that we believe are most critical to our financial position and operating results and that require management's most difficult, subjective or complex judgments. These significant accounting policies include:

•	Accounting for property, plant and equipment
•	Determining impairment of long-lived assets
•	Determining impairment of goodwill
•	Establishing liabilities of ongoing obligations related to closed cafeterias
•	Accounting for income taxes including establishing valuation allowances
•	Establishing liabilities for workers’ compensation and general liability claims
•	Accounting for employee benefit plans

This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002.

Results of Operations

Fiscal Year-End Reporting Period Change

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period, resulting in a 2002 fiscal year-end date of July 2, 2002, rather than June 30, 2002. Quarterly reporting now includes 13-week periods except for 53-week years in which the fourth quarter of those fiscal years will include 14 weeks. The quarter ended December 31, 2002, includes 91 days compared to 92 days for the quarter ended December 31, 2001. The six-month period ended December 31, 2002, includes 182 days compared to 184 days for the six-month period ended December 31, 2001.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

Net sales. Total net sales for the quarter ended December 31, 2002, were $88.4 million, a 7.7% reduction from net sales of $95.8 million in the prior year quarter ended December 31, 2001. Net sales declined $0.9 million due to one less day in the current quarter compared to the same period last year. Cafeterias closed in fiscal 2002 accounted for $2.3 million of the total decline in net sales. The remaining decline of $4.2 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the comparative quarters. Same-store cafeterias are cafeterias that were open for three full periods in both fiscal quarters.

	Quarter Ended
	December 31, 2002		December 31, 2001		Sales
	Sales	Cafeterias	Sales	Cafeterias	Change
	(Dollars in thousands)
Total cafeteria net sales	$88,398	197	$95,771	205	-7.7%
Less net sales relating to:
Cafeterias closed in fiscal 2002	---	---	2,316	8
Impact of one less day this year	---	---	859	---
Net same-store cafeteria sales	$88,398	197	$92,596	197	-4.5%

The net decrease in same-store sales of 4.5% reflects a decline in same-store guest traffic of 7.1%, which was partially offset by a check average increase of 2.6%. Approximately two-thirds of the check average increase is attributable to price increases during the first quarter of fiscal 2003 and the remainder is due to various menu promotions during the second quarter.

For the four-week periods ended October 29, 2002 and November 26, 2002, our same-store sales were down 0.7% and 4.5%, respectively. For the five-week period ended December 31, 2002, same-store sales were down 6.6%. We believe that the weakened economy, sluggish retail environment, and the uncertainty created by a volatile and declining stock market during the second quarter had a negative impact on the dining frequency of our guest base. The impact was more noticeable in our cafeterias located in regional shopping malls. These cafeterias comprise approximately one-half of our cafeterias. Same-store sales for mall cafeterias were down 5.7% for the quarter while our non-mall cafeterias were down 3.5%, a difference of 2.2%.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Quarter Ended
	December 31, 2002	December 31, 2001	Change
Cost of sales	57.9%	56.0%	1.9%
Other operating expenses	37.0%	37.9%	(0.9)%
General and administrative expenses	3.3%	3.1%	0.2%
Other expenses (income)	(0.1)%	(0.3)%	(0.2)%

Cost of sales. Cost of sales as a percent of net sales increased 1.9%. That increase is a combination of a 1.1% increase in food costs as a percent of net sales and a 0.8% increase in labor costs as a percent of net sales. The increase in food cost is primarily due to higher catfish prices experienced in the first half of the second quarter (also see the Cost of Sales discussion in Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001 below). The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relationship to the fixed cost component of labor costs. Hourly team member labor costs as a percent of net sales were down 0.2% for the comparative quarters.

Other operating expenses. Other operating expenses decreased 0.9% as a percent of net sales. Marketing expenses were 2.4% and 2.2%, of net sales for the quarters ended December 31, 2002 and 2001, respectively.

Team member benefit costs as a percent of net sales were 1.0% in the current quarter compared to 3.2% in the prior year. Team member benefit costs decreased $2.2 million. Approximately $1.6 million of the decrease in benefit costs resulted from changes made last year to our team member benefit plans. Additionally, we reduced benefit costs by utilizing assets from a Morrison Restaurants, Inc. (Morrison) trust fund (the Trust) that had been established to provide benefits under a self-insured medical reimbursement plan. Effective January 1, 1999, we terminated the Morrison plan and team members formerly eligible to participate in that plan were then eligible to participate in the Piccadilly Cafeterias, Inc. health insurance plan. The Trust continued to pay run-off claims that were incurred prior to January 1, 1999. As of March 2000, all run-off claims had been paid, the Trust had remaining cash balances of $1.2 million, and the Trust was effectively frozen. During the first quarter, we determined that the remaining Trust assets were available to pay prospective team member benefit costs. During the quarter ended December 31, 2002, we used Trust cash balances to pay $0.6 million of benefit costs. These payments reduced our operating expenses. All funds from the Trust have been used as of December 31, 2002.

The savings in team member costs was partially offset by increases, as a percent of net sales, of 0.3% in depreciation expense, 0.4% in supplies expense, 0.3% in repairs and maintenance costs, and 0.3% in utilities expense. These increases are largely due to the decline in net sales.

General and administrative expenses. General and administrative expenses declined $0.1 million and increased 0.2% as a percent of net sales. The increase as a percent of net sales is attributable to the decline in net sales.

Other (income). Other (income) in the second quarter of fiscal 2002 includes $0.2 million of interest income associated with a federal income tax refund.

Interest expense. Interest expense declined $0.2 million compared to the same quarter last year because of debt repayments made in the last twelve months. Amortization of financing costs and original issue discount, included in interest expense, was $0.4 million for the quarters ended December 31, 2002 and 2001. While amortization of financing costs and original issue discount on the Senior Notes are lower due to the early retirements of debt, these savings have been largely offset by higher amortization costs related to our Senior Credit Facility.

Loss on early retirement of debt. During the quarter ended December 31, 2002, we repurchased $8.3 million of our long-term debt pursuant to excess cash flow offers required under the terms of our credit agreements. We recorded a charge of $1.3 million for early retirement of debt. The charge is comprised of $0.7 million premium paid over the repaid debt’s carrying value and $0.6 million for related unamortized financing costs. During the quarter ended December 31, 2001, we repurchased $3.7 million of our long-term debt and we refinanced our credit facility. We recorded charges in that quarter in the amount of $0.8 million, principally for the prorate portion of unamortized financing costs.

Provision for cafeteria impairments. During the quarter ended December 31, 2002, we recorded asset impairment charges of $5.8 million relating to 48 low sales-volume cafeterias that were operating at the end of the quarter. These cafeterias generated, before allocation of corporate overhead, a net loss of $(0.5) million and net income of $0.1 on sales of $14.5 million and $15.9 million for the second quarters of fiscal 2003 and 2002, respectively. During the quarter ended December 31, 2002, we evaluated whether recent sales-building initiatives at these cafeterias had a positive impact on sales and based on that analysis, we concluded that continued efforts to build guest traffic in these cafeterias were not likely to yield the future cash flows necessary to recover the net carrying values of these cafeterias. The majority of these cafeterias have relatively short lease lives remaining. We expect that future marketing and capital expenditures relating to these cafeterias will be limited. Additionally, we have engaged a consulting firm with significant experience in renegotiating leases with regional and nationwide landlords. With the exception of six leases for which the lease term expires within the next ten months, the consultants are currently engaging in one-on-one discussions with the landlords of these leased cafeterias in an effort to secure more favorable lease arrangements, including buy-outs of or early termination of the leases. To the extent cafeterias are closed before the end of their existing lease terms, we would expect to record charges for payments made or for accruals of obligations remaining to landlords in the period that such cafeterias are closed.

Provision for income taxes (benefit). The Company has elected to apply to the Internal Revenue Service for certain tax accounting method changes and is currently in the process of preparing these applications. As a result of these changes, the Company is also in the process of filing a refund claim to carry back the tax net operating loss generated in the July 2, 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. The amount of the refund is estimated to be approximately $2.0 million. Because a full valuation allowance had previously been established for the Company’s net deferred tax assets, including net operating losses, this refund results in an adjustment to the valuation allowance and a tax benefit of approximately $2.0 million. Under SFAS No. 109, Accounting for Income Taxes, a valuation allowance is still recorded for the remaining net deferred tax assets.

Discontinued operations. Discontinued operations include the net operating results of ten cafeterias closed since the end of fiscal 2002. During the quarter ended December 31, 2002, we closed and then sold a cafeteria property yielding a gain of $0.8 million.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Net sales. Total net sales for the six months ended December 31, 2002 were $176.3 million, a 7.5% reduction from net sales of $190.5 million for the six months ended December 31, 2001. Net sales declined $2.3 million due to two less days in the current six-month period compared to the same period last year. Cafeterias closed in fiscal 2002 accounted for $4.7 million of the total decline in net sales. The remaining decline of $7.2 million is attributable to lower same-store net sales. The following table reconciles total cafeteria net sales to same-store cafeteria net sales for the comparative six-month periods. Same-store cafeterias are cafeterias that were open for the first six months in both fiscal years.

	Quarter Ended
	December 31, 2002		December 31, 2001		Sales
	Sales	Cafeterias	Sales	Cafeterias	Change
	(Dollars in thousands)
Total cafeteria net sales	$176,294	197	$190,502	220	-7.5%
Less net sales relating to:
Cafeterias closed in fiscal 2002	---	---	4,677	23
Impact of one less day this year	---	---	2,287	---
Net same-store cafeteria sales	$176,294	197	$183,538	197	-3.9%

The net decrease in same-store sales of 3.9% reflects a decline in same-store guest traffic of 6.6%, which was partially offset by a check average increase of 2.7%. Approximately one-half of the check average increase is attributable to price increases and the remainder is due to various menu promotions.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Quarter Ended
	December 31, 2002	December 31, 2001	Change
Cost of sales	58.4%	56.1%	2.3%
Other operating expenses	37.6%	37.5%	0.1%
General and administrative expenses	3.2%	3.1%	0.1%
Other expenses (income)	(0.4)%	(0.2)%	0.2%

Cost of sales. Cost of sales as a percent of net sales increased 2.3%. That increase is a combination of a 1.4% increase in food costs as a percent of net sales and a 0.9% increase in labor costs as a percent of net sales.

The majority of the food cost increase relates to various marketing promotions during the first quarter. These programs were aimed at increasing the high-quality food reputation of the Piccadilly brand and increasing the brand’s perception for great value. For example, we enhanced one of our highest selling items, catfish, by increasing the meal portion 50% for many of our guests and promoting an "All-You-Can-Eat Catfish" special. The catfish promotions during the first quarter increased the frequency of catfish meal sales by approximately 45% and increased the quantity of catfish consumed by guests by approximately 120%. Coincident with the catfish promotions, the market price of catfish increased significantly, while the retail price charged to our guests was maintained. We discontinued the catfish promotions at the beginning of the second quarter. During the second half of the second quarter, we were able to mitigate the increase in catfish prices by purchasing similar products at lower-costs from other suppliers.

The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relationship to the fixed component of labor costs. Hourly labor costs, as a percent of net sales, did not change from the prior year six-month period.

Other operating expenses. Other operating expenses increased 0.1% as a percent of net sales. Marketing expenses were 3.0% of net sales this year compared to 1.5% last year. We expect marketing expenses to average 2.5% of net sales for the remainder of the fiscal year.

Team member benefit costs as a percent of net sales were 1.0% in the current six-month period compared to 3.0% in the prior year. Team member benefit costs decreased $3.8 million. Approximately $2.6 million of the decrease in benefit costs resulted from changes made last year to our team member benefit plans. Additionally, during the six months ended December 31, 2002, we used Trust cash balances to pay $1.2 million of benefit costs. These payments reduced our operating expenses. All funds from the Trust have been used as of December 31, 2002.

The savings in team member costs was partially offset by increases, as a percent of net sales, of 0.3% in depreciation expense, 0.2% in supplies expense and repairs and maintenance costs, and 0.3% in utilities expense. These increases are largely due to the decline in net sales.

General and administrative expenses. General and administrative expenses declined $0.2 million and increased 0.1% as a percent of net sales. The increase as a percent of net sales is attributable to the decline in net sales.

Other (income). We sold a cafeteria closed before the start of fiscal 2003resulting in a $0.4 million gain this year. Other (income) in the first half of fiscal 2002 includes $0.2 million of interest income associated with a federal income tax refund.

Interest expense. Interest expense for the first six months of fiscal 2003 was down $0.4 million compared to the first six months of fiscal 2002 because of debt repayments over the last 18 months. Amortization of financing costs and original issue discount, included in interest expense, was $0.7 million and $0.9 million, respectively for the six-month periods ended December 31, 2002 and 2001. While amortization of financing costs and original issue discount on the Senior Notes are lower due to the early retirements of debt, these savings have been partially offset by higher amortization costs related to our Senior Credit Facility.

Loss on early retirement of debt. During the six months ended December 31, 2002, we repurchased $8.3 million of our long-term debt pursuant to excess cash flow offers required under the terms of our credit agreements. We recorded a charge of $1.3 million for early retirement of debt. The charge is comprised of $0.7 million premium paid over the repaid debt’s carrying value and $0.6 million for related unamortized financing costs. During the six months ended December 31, 2001, we repurchased $13.0 million of our long-term debt and we refinanced our credit facility. We recorded charges last year in the amount of $1.9 million, principally for the prorata portion of unamortized financing costs.

Provision for cafeteria impairments. As discussed above, during the quarter ended December 31, 2002, we recorded asset impairment charges of $5.8 million relating to 48 low sales-volume cafeterias that were operating at the end of the quarter.

Provision for income taxes (benefit). As discussed above, the Company has elected to apply to the Internal Revenue Service for certain tax accounting method changes and is currently in the process of preparing these applications together with a refund claim of approximately $2.0 million to carry back the tax net operating loss generated in the July 2, 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002.

Discontinued operations. Discontinued operations include the net operating results of ten cafeterias closed since the end of fiscal 2002. During the quarter ended December 31, 2002, we closed and then sold a cafeteria property yielding a gain of $0.8 million.

Liquidity and Capital Resources

Early retirement of debt. We are required each year to make offers to repurchase the Term A Senior utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Specifically, the Term A Senior Secured Notes require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer to repurchase our Term A Senior Secured Notes at 101% of the principal amount thereof, plus accrued interest. The excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow. We have the ability to prepay this indebtedness by using cash balances on hand and cash available under our Senior Credit Facility.

Senior Credit Facility. We have a $20 million senior credit facility with Foothill Capital Corporation (the "Senior Credit Facility"). At December 31, 2002, approximately $11.8 million of the Senior Credit Facility was used for outstanding commercial letters of credit and the remaining $8.2 million was available for working capital and for other corporate purposes, of which $2.5 million was used and outstanding as of February 10, 2003. The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.

The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. From inception through the quarter ended December 31, 2002, compliance with the financial covenants has been measured quarterly. If funding under the Senior Credit Facility together with outstanding letters of credit amount to $15.0 million or more, compliance with the financial covenants will be measured monthly. All of our financial covenant tests are measured with results for the most recent twelve-month period. EBITDA, as defined by our credit agreements, was $21.1 million for the twelve-month period ended December 31, 2002. At December 31, 2002, we comply with all of the financial covenants of the Senior Credit Facility.

Capital expenditures. Purchases of property, plant and equipment for the six months ended December 31, 2002 were $4.5 million, compared to $1.6 million for the prior year six-month period. The increase in current year capital expenditures is largely related to the remodeling of certain cafeterias. Four remodels were completed in the first two quarters of this fiscal year. We have completed nine cafeteria remodels since the launch of our new cafeteria remodel program in the third quarter of last fiscal year. The remodeled cafeterias include physical changes to the exterior of the cafeteria facilities to enhance curb appeal as well as refurbishing the dining rooms. Each cafeteria remodel completed thus far required a capital investment, on average, of $0.3 million. While our overall same-store sales trends are down, the remodeled cafeterias are averaging same-store sales increases of 5.6% post remodel. Two additional cafeteria remodels are currently scheduled for completion in the remainder of fiscal 2003.

Our maintenance capital expenditures are limited to $8.0 million annually under the terms of our Senior Credit Facility. Investments in new cafeterias are limited to $6.0 million per fiscal year. Capital expenditures for the remainder of fiscal 2003 are expected to approximate $3.5 million. We do not plan to invest in any new cafeterias during the remainder of fiscal 2003.Pension contributions. We expect to make pension contributions to our defined benefit plans during fiscal years 2003 and 2004 totaling $0.5 million and $1.6 million, respectively.

Income tax refund. We expect to receive the income tax refund referred to previously during the 2003 fiscal year.

Liquidity. If we continue to experience increasing erosion of our sales, our ability to maintain compliance with the financial covenants of the Senior Credit Facility could be impaired as of the end of fiscal 2003. We note the possibility that international events and concerns of domestic terrorism could have a detrimental impact on our sales if guests reduce their dining-out frequency during such events, when and if they occur. If we default under the terms of our Senior Credit Facility, the lender has the right to terminate that facility, accelerate the maturity of any outstanding obligations under that facility, and require that additional collateral be provided to secure the lender’s exposure with regard to any outstanding commercial letters of credit issued on our behalf. Additionally, under the provisions of an intercreditor agreement between our lenders, we may also be in default of our Term A Senior Secured Notes. Our liquidity would be detrimentally impacted by these events. We may be unable to secure alternative sources of liquidity.

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

During the six months ended December 31, 2002, leases for eight cafeterias expired and those cafeterias were closed. These cafeterias were fully depreciated at the end of their lease life. One cafeteria was closed prior to its lease expiration date with the mutual agreement of the landlord. Leases for 17 other cafeterias were renewed. We base these decisions on the projected economic performance of each cafeteria location. In cases where we determine that a cafeteria’s potential operating cash flow (before occupancy costs) is not sufficient to cover occupancy costs, we will generally close that cafeteria. Generally, these cafeterias have relatively low sales volumes and little or no positive cash flow, and in some cases, negative cash flow. Accordingly, closing these cafeterias can have a disproportionate impact on our operating results. That is, the proportionate reduction in sales is greater than the proportionate change in operating cash flows.

Of the 197 cafeterias operating at the end of the second quarter, 187 are leased. The current lease terms for 11 cafeterias expire during fiscal 2003 and the current lease terms for 100 other cafeterias expire by the end of fiscal 2007. The table below quantifies the number of cafeterias by the fiscal year in which the current lease terms expire. The table also quantifies cafeterias we consider "low volume". Low Volume cafeterias are those locations with relatively low sales and low levels of operating earnings. For the twelve months ended December 31, 2002, average net sales for Low Volume cafeterias were $1.4 million compared to $2.0 million for other cafeterias. Average net loss for Low Volume cafeterias was $(140) thousand compared to average net income of $200 thousand for other cafeterias. 81% of Low Volume cafeterias are located in regional shopping malls while only 35% of other cafeterias are in similar locations.

	Low Volume	Other
	Cafeterias	Cafeterias
Remainder of fiscal 2003	3	4
Fiscal 2004	16	16
Fiscal 2005	11	16
Fiscal 2006	8	18
Fiscal 2007	1	14
Remaining years	5	71
Total	48	139

In the event that a cafeteria is closed before the end of its lease, charges are recorded for the net remaining lease obligation, other costs to close the cafeteria, and remaining unrecoverable asset book value as dictated by the circumstances. Charges for the minimum remaining obligations under a lease are reduced by expected recoveries from subleasing activity, if any, or expected reductions from negotiations with landlords, if any.

As previously discussed, during the quarter ended December 31, 2002, we recorded asset impairment charges of $5.8 million relating to the 48 Low Volume cafeterias that were operating at the end of the quarter. Additionally, we have engaged a consulting firm with significant experience renegotiating leases with regional and nationwide landlords. With the exception of six leases for which the lease term expires within the next ten months, the consultants are currently engaging in one-on-one discussions with the landlords of these leased cafeterias in an effort to secure more favorable lease arrangements, including buy-outs of or early termination of the leases. To the extent cafeterias are closed before the end of their existing lease terms, we would expect to record charges for payments made or for accruals of any remaining obligations to landlords in the period that such cafeterias are closed.

Pension plan liability. At the end of fiscal 2002, we recorded a net pension liability of $22.5 million after we determined that the present value of our pension plan liabilities exceeded the fair value of plan assets at that date. The funded status of the pension plans deteriorated during fiscal 2002 because the fair value of the plans’ assets had declined, reflecting market performance, and the present value of the plans’ liabilities had increased, reflecting a decline in market interest rates. The recording of the pension plan liability did not affect our earnings, but did reduce total shareholders’ equity at July 2, 2002, by $22.5 million. The Piccadilly Cafeterias, Inc. defined benefit plan, which comprises approximately 83% of the recorded net pension liability, had further asset market-value losses of $3.1 million, or 5.5%, for the period from July 1, 2002 to December 31, 2002. Unless the recent decline in plan asset fair market values reverses by the end of this fiscal year and/or the discount rate used to determine the present value of our pension plan liabilities increases, it is likely that we will be required to increase the net pension liability, thereby further reducing shareholders’ equity. We will make these determinations as of June 30, 2003, our normal pension valuation date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from what we reported in our Form 10-K for the year ended July 2, 2002.

Item 4. Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Act") and refers to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that material information related to us and our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

PART II -- Other Information

Item 4. Submission of matters to vote of security holders

The Annual Meeting of the shareholders of Piccadilly Cafeterias, Inc. (the "Meeting") was held on November 4, 2002 and 9,603,715 shares were represented. The voting tabulation follows:

Proposal 1: The election of the following to the Board of Directors:

	For	Withheld

Robert P. Guyton	8,670,570	933,144
Christel C. Slaughter	8,679,109	924,606

The following director’s terms of office continued after the Meeting: Ronald A. LaBorde, James F. White, Jr., Joseph H. Campbell, Jr., Dale E. Redman, James A. Perkins, and C. Ray Smith.

Proposal 2: To approve the Piccadilly Cafeterias, Inc. Directors Stock Plan.

For	Against	Abstain

7,586,342	1,390,017	627,354

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.	(a)	Articles of Incorporation of the Company, as restated through March 12, 1999.(1)

	(b)	By-laws of the Company, as amended and restated through November 18, 2002, included herein.

	(b)	Reports on Form 8-K

Current Report on Form 8-K dated October 8, 2002, reporting under Item 5. Other Events – the issuance of a Press Release dated October 7, 2002, announcing that our application to list shares of common stock on the American Stock Exchange has been approved.

Current Report on Form 8-K dated November 5, 2002, reporting under Item 5. Other Events – the issuance of a Press Release dated November 4, 2002, reporting our first quarter results and a reduction in our long-term debt.

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC.
(Registrant)

By: /s/ Ronald A. LaBorde
Ronald A. LaBorde Chief Executive Officer

/s/ Ronald A. LaBorde	2/14/03
Ronald A. LaBorde, Chief Executive Officer and Director	Date

/s/ Mark L. Mestayer	2/14/03
Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	2/14/03
W. Scott Bozzell, Executive Vice President, Controller & Secretary	Date
(Principal Accounting Officer)

I, Ronald A. LaBorde, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Piccadilly Cafeterias, Inc.;

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

 The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Mark L. Mestayer
Mark L. Mestayer
Executive Vice President,
Chief Financial Officer and Treasurer