Form 10-Q
period 2003-04-01
PICCADILLY CAFETERIAS INC
filed 2003-05-16
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	April 1, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number:	1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0604977
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana 70816
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code	(225) 293-9440

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

Yes [X] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of Common Stock, without par value, as of May 14, 2003, was 10,910,221.

PART I -- Financial Information

Item 1.    Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)
(Amounts in thousands except share data)
Balances at		April 1	July 2
		2003	2002
ASSETS
Current assets
Cash and cash equivalents		$1,958	$5,661
Accounts and other receivables		888	952
Income taxes recoverable		303	---
Inventories		10,584	11,286
Other current assets		1,924	1,541
Total current assets		15,657	19,440
Property, Plant and Equipment		213,107	243,416
Less allowances for depreciation		126,963	144,021
Net property, plant and equipment		86,144	99,395
Goodwill		3,305	3,705
Other assets		9,369	11,155
Total assets		$114,475	$133,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long term debt, net of $766,000 unamortized discount at July 2, 2002	$	---	$9,112
Accounts payable		6,280	7,831
Accrued interest		2,051	984
Accrued salaries, benefits and related taxes		12,674	12,973
Accrued rent		3,440	3,502
Other accrued expenses		4,415	4,592
Total current liabilities		28,860	38,994

Notes payable, net of $2,621,000 and $2,927,000 unamortized discount at April 1, 2003 and July 2, 2002, respectively		36,596	34,695
Reserve for cafeteria closings		3,008	5,163
Other noncurrent liabilities, less current portion		8,285	8,039
Minimum pension liability		22,538	22,538

Shareholders' equity
Preferred stock, no par value; authorized 50,000,000 shares; issued and outstanding: none		---	---
Common stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding: 10,910,221 shares at April 1, 2003 and 10,880,453 shares at July 2, 2002		19,782	19,782
Additional paid-in capital		18,506	18,506
Retained earnings (deficit)		(562)	8,680
		37,726	46,968
Less treasury stock at cost: 14,864 Common Shares at July 2, 2002		---	164
Less accumulated other comprehensive loss		22,538	22,538
Total shareholders' equity		15,188	24,266
Total liabilities and shareholders' equity		$114,475	$133,695

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands - except per share data)
Quarter Ended	Three Quarters Ended
	April 1	March 31	April 1	March 31
	2003	2002	2003	2002
	(91 days)	(90 days)	(273 days)	(274 days)
Net sales	$82,389	$89,696	$255,543	$276,583
Cost and expenses:
Cost of sales	47,005	50,498	147,780	154,662
Other operating expense	32,421	33,058	97,580	103,561
General and administrative expense	2,922	2,806	8,596	8,657
Other expense (income)	(40)	(52)	(691)	(430)
Interest expense	1,739	1,895	5,425	6,018
Loss on early retirement of debt	---	---	1,326	1,906
Provision for cafeteria impairments	911	230	6,752	230
	84,958	88,435	266,768	274,604
Income (loss) from continuing operations before income taxes	(2,569)	1,261	(11,225)	1,979
Provision for income taxes (benefit)	(520)	(2,026)	(2,520)	(2,026)
Income (loss) from continuing operations	(2,049)	3,287	(8,705)	4,005
Discontinued operations:
Loss from operations	(391)	(143)	(1,238)	(547)
Gain on disposal of cafeterias closed	---	---	831	---
Net loss from discontinued operations	(391)	(143)	(407)	(547)
Net income (loss)	$(2,440)	$3,144	$(9,112)	$3,458
Weighted average number of shares outstanding - basic	10,900	10,510	10,885	10,508
Weighted average number of shares outstanding - assuming dilution	10,900	10,546	10,885	10,523
Income (loss) per share from continuing operations - basic and assuming dilution	$(.19)	$.31	$(.80)	$.38
Discontinued operations per share - basic and assuming dilution	$(.04)	$(.01)	$(.04)	$(.05)
Net income (loss) per share - basic and assuming dilution	$(.23)	$.30	$(.84)	$.33

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)
Three Quarters Ended	April 1, 2003	March 31, 2002
	(273 days)	(274 days)
Operating activities
Net income (loss)	$(9,112)	$3,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	10,556	12,232
Income tax benefit, net of cash received	(303)	(2,026)
Expenditures associated with closed cafeterias	(1,755)	(2,351)
Provision for cafeteria impairments	6,752	230
Loss on early extinguishment of debt	1,326	1,906
Gain on disposition of assets	(1,003)	(68)
Pension expense, net of contributions	1,068	1,915
Change in operating assets and liabilities	(943)	(2,003)
Net cash provided by operating activities	6,586	13,293

Investing activities
Purchases of property, plant and equipment	(6,073)	(2,407)
Proceeds from sales of property, plant and equipment	4,150	96
Proceeds from sale-leaseback transaction	---	8,996
Cash provided (used) by investing activities	(1,923)	6,685

Financing activities
Payments on long-term debt	(8,366)	(12,077)
Financing costs	---	(724)
Net cash used in financing activities	(8,366)	(12,801)

Change in cash and cash equivalents	(3,703)	7,177
Cash and cash equivalents at beginning of period	5,661	851
Cash and cash equivalents at end of period	$1,958	$8,028
Supplemental cash flow disclosures:
Income taxes paid (net of refunds received)	$(2,060)	$169
Interest paid	$3,224	$3,717

See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

April 1, 2003

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the reclassifications required by the two accounting statements described in the next paragraph) considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002. Except for the adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) as discussed in Note 5 below, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), as discussed in Note 4 below, and the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), the accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002.

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

NOTE 2:     PROVISION FOR CAFETERIA IMPAIRMENT

We determine impairment write-downs as being necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location's assets may not be recoverable. During the quarter ended April 1, 2003, we recorded an asset impairment charge of $0.9 million for the entire remaining carrying value related to one cafeteria whose recent sales trends indicate that future cash flows will not be sufficient to recover its net carrying value. This cafeteria generated, before allocation of corporate overhead, net losses of $(0.1) million on net sales of $0.8 million for the first three quarters of fiscal 2003 and was break-even on net sales of $1.0 million for the first three quarters of fiscal 2002.

During the quarter ended December 31, 2002, we evaluated recent sales trends at these 48 cafeterias and based on that evaluation, we concluded that continued efforts to build guest traffic in these 48 cafeterias were not likely to yield the future cash flows necessary to recover their net carrying values. As a result of that evaluation, we recorded asset impairment charges of $5.8 million relating to the 48 low sales-volume cafeterias that were operating at the end of the quarter. These cafeterias generated, before allocation of corporate overhead and excluding the asset impairment charges, net losses of $(2.4) million and $(1.0) million on net sales of $36.2 million and $39.7 million for the first three quarters of fiscal 2003 and 2002, respectively. Six of these cafeterias were closed during the quarter ended April 1, 2003. As a group, the remaining 42 cafeterias have an average of 2.3 years remaining on their leases as of the quarter ended April 1, 2003. We expect that future marketing and capital expenditures relating to these cafeterias will be limited.

NOTE 3:     DISPOSITION OF UNDERPERFORMING CAFETERIAS

We engaged a consulting firm with significant experience in renegotiating leases with regional and nationwide landlords. The consultants have been and continue to be engaged in one-on-one discussions with the landlords of low sales-volume cafeterias in an effort to secure more favorable lease arrangements, including buyouts of or early termination of the leases. To the extent cafeterias are closed before the end of their existing lease terms, we would expect to record charges for payments made or for accruals of obligations remaining to landlords in the period that such cafeterias are closed. As of May 14, 2003, we have made significant progress in these negotiations and have reached verbal agreements, which in some cases have been reduced to writing, with the landlords of 25 operating cafeterias and 3 other surplus properties to either i) buyout the remaining lease obligation, terminate the lease and close the cafeteria, if applicable (15 properties), ii) reduce the remaining occupancy costs and operate the cafeteria for the remaining term of the lease (8 properties), or iii) close the cafeteria and pay the remaining lease obligation as scheduled by the lease (5 properties). Some of these agreements have not been finalized and could change materially before final documentation is agreed.

Of the 25 operating cafeterias that are the subject of lease negotiations, we expect to close 17 cafeterias during the fourth quarter ending July 1, 2003, of which 12 were closed as of May 14, 2003. On average, the remaining lease-lives of the 17 cafeterias that have closed during the fourth quarter or are expected to close during the fourth quarter was 2.3 years as of April 1, 2003. We expect to record a closing charge in the fourth quarter for closing costs of approximately $4.6 million, primarily for lease-related costs. We estimate that the remaining lease-related obligations of these 17 properties before negotiations and as of April 1, 2003 were approximately $14.9 million. Selected operating results for the 17 cafeterias expected to close are:
	(In thousands)
	Quarter Ended		Three Quarters Ended
	April 1 2003	March 31 2002	April 1 2003	March 31 2002
Net sales	$ 4,221	$ 4,918	$ 13,367	$ 15,095
Depreciation	-	135	342	409
Net (loss), excluding allocation of corporate overhead	(642)	(537)	(2,075)	(1,288)

In addition, we terminated our lease covering one of our surplus properties in the third quarter, and intend to terminate leases on two other surplus properties during the fourth quarter. Based on our discussions with landlords of these properties to date, we expect that the lease-related termination cost for these properties will be $0.4 million as compared to our that the remaining lease-related obligations of these properties before negotiations and as of April 1, 2003 were approximately $1.4 million.

During the third quarter of fiscal 2002, we recorded $0.2 million of asset impairment charges because we closed a cafeteria when the landlord exercised his right to terminate the lease.

NOTE 4:     LOSSES ON EARLY RETIREMENTS OF DEBT

We are required each year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Until the Term Loan Credit Facility was repaid during the second quarter of fiscal 2003, we were required under the Term A Senior Secured Notes and Term Loan Credit Facility, during any fiscal year that we had excess cash flow of more than $2.5 million, to make an offer (the "first excess cash flow offer") to repurchase our Term A Senior Secured Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest. The first excess cash flow offer was required to be in an amount equal to the lesser of $5 million or the excess cash flow, and was required to be made ratably between the holders of the Term A Senior Notes and the Term Loan Credit Facility. In addition, we were required by the Term Loan Credit Facility to make a second offer (the "second excess cash flow offer") if we had excess cash flow more than $5 million during the immediately preceding fiscal year. The second excess cash flow offer was required to be in an amount equal to 50% of the amount by which our excess cash flow exceeded $5 million, and was required to offer to prepay indebtedness outstanding under the Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest. We have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.

The required excess cash flow offers for the year ending July 1, 2003, amounting to $9.9 million, were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance periods, we paid $3.6 million and $5.1 million, respectively, to repay debt, with the result that the Term Loan Credit Facility was entirely repaid. The second quarter ended December 31, 2002, included a charge of $1.3 million for early retirement of debt. The charge was comprised of $0.7 million premium paid over the repaid debt's carrying value and $0.6 million for related unamortized financing costs. After these repayments, $39.2 million of our Term A Senior Secured Notes remained outstanding and our Term Loan Credit Facility was entirely repaid. Prospectively, because the Term Loan Credit Facility has been fully repaid, our excess cash flow offers will be limited to the first excess cash flow offer, or $5 million. For fiscal 2002, no excess cash offers were required because excess cash flow for fiscal 2001 was below $2.5 million.

We have a $20 million senior credit facility with Foothill Capital Corporation (the "Senior Credit Facility"). At April 1, 2003, approximately $11.8 million of the Senior Credit Facility was used for outstanding commercial letters of credit and the remaining $8.2 million, subject to certain covenant limitations, was available for working capital and for other corporate purposes. As of April 1, 2003, we had no outstanding borrowings under the Facility. The Senior Credit Facility matures in December 2004. The three quarters ended March 31, 2002 includes a $0.5 million loss from the early retirement of debt related to the unamortized financing costs of a previous credit facility that was replaced.

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

NOTE 5:     DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 in the quarter ended October 1, 2002, as required. Sixteen cafeterias were closed during the three quarters ended April 1, 2003. Included in discontinued operations for the quarter and three quarters ended April 1, 2003, is a gain on the sale of a cafeteria we closed in Deerfield Beach, Florida, of $0.8 million. The operating results of these 16 closed cafeterias for all periods presented have been reclassified and reported as discontinued operations. SFAS No. 144 does not permit reclassifying the operating results of cafeterias closed before fiscal 2003 to discontinued operations. The cafeterias described in Note 3 as "expected to close" were not closed as of April 1, 2003 and accordingly are not included in the discontinued operations.

NOTE 6:     INCOME TAXES

During the quarter ended April 1, 2003, we applied to the Internal Revenue Service for certain tax accounting method changes. As a result of these changes, we also filed a refund claim to carry back the tax net operating loss generated in the July 2, 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. At December 31, 2002, we estimated that the amount of the refund would be approximately $2.0 million. As a result of finalizing the return in the quarter ended April 1, 2003, the actual refund claim was $2.5 million. We received $2.2 million of the refund during the third quarter and we received $0.2 million of the refund in April 2003. We expect to receive the remaining $0.1 million by the end of the fourth quarter of this fiscal year. Likewise, in fiscal 2002 we filed and received a $2.0 million refund claim with the Internal Revenue Service to carry back net operating losses recognized in the June 30, 2001 taxable year to the June 30, 1996 taxable year. Because a full valuation allowance had previously been established for the Company's net deferred tax assets, including net operating losses, these refunds resulted in adjustments to the valuation allowance and tax benefits of approximately $2.5 million for fiscal 2003, $2.0 million of which was recognized in the quarter ended December 31, 2002 and $0.5 million of which was recognized in the quarter ended April 1, 2003, and $2.0 for fiscal 2002. Under SFAS No. 109, Accounting for Income Taxes, a valuation allowance is still recorded for the remaining net deferred tax assets.

NOTE 7:     Stock Based Compensation

We account for our employee stock options under the intrinsic value method described by Accounting Principles Bulletin 25, Accounting for Stock Issued to Employees. Accordingly, we have not recorded compensation expense for options, because all options have been issued with an exercise price equal to the stock's market price on the grant date. If we had accounted for our employee stock options using the fair value method described in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, our net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts below:
($'s In thousands)
	Quarter Ended		Three Quarters Ended
	April 1 2003	March 31 2002	April 1 2003	March 31 2002
	(91 days)	(90 days)	(273 days)	(274 days)
Reported net income (loss)	$ (2,440)	$ 3,144	$ (9,112)	$ 3,458
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of the tax effect	10	27	7	42
Pro-forma net income (loss)	$ (2,430)	$ 3,117	$ (9,105)	$ 3,416
Earnings (loss) per share - basic and diluted:
As reported	$ (.23)	$ .30	$ (.84)	$ .33
Pro-forma	$ (.23)	$ .30	$ (.84)	$ .33

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Changes; Engagement of Management Consulting Firm

We announced on May 5, 2003, that our Board of Directors had accepted the resignation of Ronald A. LaBorde as the Company's chief executive officer. Mr. LaBorde also resigned from the Company's Board of Directors. Both resignations were effective immediately. The Board of Directors has no immediate plans to fill the vacancy on the Board of Directors or to replace Mr. LaBorde with a permanent chief executive officer.

The Board of Directors also announced that it had entered into an agreement with PMCM, LLC., an affiliate of Phoenix Management Services, Inc., of Chadds Ford, Pennsylvania. Phoenix is an operationally focused turnaround management firm. Under the agreement, PMCM has agreed to provide to the Company the services of Mr. Vincent Colistra, who will be in charge of the engagement and serve as the chief restructuring adviser to the Company, and Mr. John G. "Jack" McGregor, who will serve as the interim chief executive officer of the Company. PMCM has been engaged to provide financial advisory, management and restructuring services to the Company. The Company expects that PMCM will perform these services for the foreseeable future.

Forward-Looking Statements

We caution readers that various factors and circumstances could cause our actual financial and operational results to differ materially from those results indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral statements made from time to time by representatives of the Company. Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as "expect," "forecast," "will," "may," or "believe." Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, results of negotiations with landlords, and the disposition of closed cafeterias and surplus properties, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q, involve risks and uncertainties relative to return expectations and related allocation of resources, changing economic or competitive conditions, and ongoing negotiations, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising, new product development, and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof or as otherwise indicated in the text.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Financial Statements contained in this quarterly report on Form 10-Q. References to "Notes" are to the Notes to Condensed Financial Statements.

We categorize our operating expenses into three major categories: cost of sales, other operating expenses, and general and administrative expenses. Cost of sales consists of labor and food costs. Other operating expenses consist primarily of advertising, building and security costs, meal discounts, insurance, payroll taxes, employee benefits, repairs, supplies, utilities, cafeteria-level performance incentives, depreciation, rent, and other cafeteria-level expenses. General and administrative expenses consist of executive and regional manager salaries and related benefits and taxes, travel expenses, legal and professional fees, depreciation, amortization, and various other costs related to administrative functions.

Our Annual Report on Form 10-K for the year ended July 2, 2002 describes the accounting policies that we believe are most critical to our financial position and operating results and that require management's most difficult, subjective or complex judgments. These significant accounting policies include:

  Accounting for property, plant and equipment
  Determining impairment of long-lived assets
  Determining impairment of goodwill
  Establishing liabilities of ongoing obligations related to closed cafeterias
  Accounting for income taxes including establishing valuation allowances
  Establishing liabilities for workers' compensation and general liability claims
  Accounting for employee benefit plans

This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 2, 2002.

Results of Operations

Fiscal Year-End Reporting Period Change

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period, resulting in a 2002 fiscal year-end date of July 2, 2002, rather than June 30, 2002. Quarterly reporting now includes 13-week periods except for 53-week years in which the fourth quarter of those fiscal years will include 14 weeks. The quarter ended April 1, 2003, includes 91 days compared to 90 days for the quarter ended March 31, 2002. The three quarters ended April 1, 2003, includes 273 days compared to 274 days for the three quarters ended March 31, 2002.

Quarter Ended April 1, 2003 Compared to Quarter Ended March 31, 2002

Net sales. Total net sales for the quarter ended April 1, 2003, were $82.4 million, an 8.1% reduction from net sales of $89.7 million in the prior year quarter ended March 31, 2002. Net sales increased $0.8 million due to one more day in the current quarter compared to the same period last year. Cafeterias closed during fiscal 2002 accounted for $2.0 million of the total decline in net sales. The remaining decline of $6.1 million is attributable to lower same-store net sales. Same-store cafeterias are cafeterias that were open for three full periods in both fiscal quarters.

The net decrease in same-store sales of 7.0% reflects a decline in same-store guest traffic of 9.9%, which was partially offset by a check average increase of 3.2%. Approximately 83% of the check average increase is attributable to price increases during the first and third quarters of fiscal 2003 and the remainder is due to various menu promotions during the third quarters of fiscal 2003.

For the four-week periods ended January 28, 2003 and February 25, 2003, our same-store sales were down 7.5% and 8.0%, respectively. For the five-week period ended April 1, 2003, same-store sales were down 6.8%. The family-dining segment of the restaurant industry in which we operate, and in particular, cafeteria chains, have experienced significant sales declines. We believe that the weakened economy, sluggish retail environment, international events, and the uncertainty created by a volatile and declining stock market during this fiscal year all have had a negative impact on our segment of the restaurant industry. Furthermore, a significant portion of our guest base is comprised of mature guests who are more likely than other demographic groups to be dependent on fixed income. We believe that this group has curtailed their discretionary spending, materially contributing to the decline in guest visits to our cafeterias.

The impact of our guest count decline was more noticeable in our cafeterias located in regional shopping malls. These cafeterias comprise approximately one-half of our cafeterias. Same-store sales for mall cafeterias were down 9.7% for the quarter while our non-mall cafeterias were down 5.4%, a difference of 4.3%.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Quarter Ended		Change
	April 1, 2003	March 31, 2002
Cost of sales	57.1%	56.3%	0.8%
Other operating expenses	39.4%	36.9%	2.5%
General and administrative expenses	3.5%	3.1%	0.4%
Other expenses (income)	---%	(0.1)%	0.1%

Cost of sales. Cost of sales as a percent of net sales increased 0.8%. That increase is a combination of a 0.4% increase in food costs as a percent of net sales and a 0.4% increase in labor costs as a percent of net sales. The increase in food cost is primarily due to several promotions during the quarter designed to enhance check average combined with higher costs for beef. The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relation to the fixed cost component of labor costs. Hourly team member labor costs as a percent of net sales was down 0.3% for the comparative quarters.

-10

Other operating expenses. Other operating expenses increased 2.5% as a percent of net sales. Marketing expenses were 3.2% and 2.3%, of net sales for the quarters ended April 1, 2003 and March 31, 2002, respectively. We expect to spend approximately $1.0 million in the fourth quarter for marketing-related costs compared to $3.0 million in the fourth quarter of last year.

Team member benefit cost increased $0.1 million and as a percent of net sales, was up 0.2% due to lower sales volumes. During the previous four quarters, we experienced lower benefit costs as a percent of net sales because of certain benefit changes that were effective January 1, 2002.

Occupancy costs as a percent of net sales increased 0.6%. Additionally, there were increases, as a percent of net sales, of 0.4% in supplies expense, 0.3% in repairs and maintenance costs, and 0.6% in utilities expense. These increases are largely due to the decline in net sales. Depreciation expense as a percent of net sales decreased 0.6% as a result of the second quarter impairment charge.

General and administrative expenses. General and administrative expenses increased $0.1 million from higher professional fees expense and increased 0.4% as a percent of net sales.

Interest expense. Interest expense declined $0.2 million compared to the same quarter last year because of debt repayments made in the last twelve months. Amortization of financing costs and original issue discount, included in interest expense, was $0.3 million for the quarters ended April 1, 2003 and March 31, 2002. While amortization of financing costs and original issue discount on the Senior Notes are lower due to the early retirements of debt, these savings have been largely offset by higher amortization costs related to our Senior Credit Facility as compared to the facility that it replaced.

Provision for cafeteria impairments. During the quarter ended April 1, 2003, we recorded asset impairment charges of $0.9 million related to one cafeteria that had forecasted sales trends indicating that future cash flows would not be sufficient to recover its net book value. During the third quarter of fiscal 2002, we recorded $0.2 million of asset impairment charges when we closed a cafeteria after the landlord exercised his right to terminate the lease.

Provision for income taxes (benefit). During the quarter ended April 1, 2003, we applied to the Internal Revenue Service for certain tax accounting method changes. As a result of these changes, we also filed a refund claim to carry back the tax net operating loss generated in the July 2, 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. At December 31, 2002, we estimated that the amount of the refund would be approximately $2.0 million. As a result of finalizing the return in the quarter ended April 1, 2003, the actual refund claim was $2.5 million. Likewise, in fiscal 2002 we filed a $2.0 million refund claim with the Internal Revenue Service to carry back net operating losses recognized in the June 30, 2001 taxable year to the June 30, 1996 taxable year. Because a full valuation allowance had previously been established for the Company's net deferred tax assets, including net operating losses, these refunds resulted in adjustments to the valuation allowance and tax benefits of approximately $2.5 million for fiscal 2003, $2.0 million of which was recognized in the quarter ended December 31, 2002 and $0.5 million of which was recognized in the quarter ended April 1, 2003, and $2.0 for fiscal 2002. Under SFAS No. 109, Accounting for Income Taxes, a valuation allowance is still recorded for the remaining net deferred tax assets.

Discontinued operations. Discontinued operations include the net operating results of 16 cafeterias closed since the end of fiscal 2002. During the quarter ended December 31, 2002, we closed and then sold a cafeteria property yielding a gain of $0.8 million.

Three Quarters Ended April 1, 2003 Compared to Three Quarters Ended March 31, 2002

Net sales. Total net sales for the three quarters ended April 1, 2003 were $255.5 million, a 7.6% reduction from net sales of $276.6 million for the three quarters ended March 31, 2002. Net sales declined $1.3 million due to one less day in the current three-quarter period compared to the same period last year. Cafeterias closed in fiscal 2003 accounted for $6.6 million, or approximately 30%, of the total decline in net sales. The remaining decline of $13.2 million is attributable to lower same-store net sales. Same-store cafeterias are cafeterias that were open for the entire three quarters in both fiscal years. The net decrease in same-store sales of 4.9% reflects a decline in same-store guest traffic of 7.7%, which was partially offset by a check average increase of 3.0%. Approximately 72% of the check average increase is attributable to price increases and the remainder is due to various menu promotions. Also see comments above regarding sales trends during this fiscal year.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Three Quarters Ended		Change
	April 1, 2003	March 31, 2002
Cost of sales	57.8%	55.9%	1.9%
Other operating expenses	38.2%	37.4%	0.8%
General and administrative expenses	3.4%	3.1%	0.3%
Other expenses (income)	(0.2)%	(0.2)%	---%

Cost of sales. Cost of sales as a percent of net sales increased 1.9%. That increase is a combination of a 1.1% increase in food costs as a percent of net sales and a 0.8% increase in labor costs as a percent of net sales.

Most of the food cost increase relates to various marketing promotions during the first quarter. These programs were aimed at increasing the high-quality food reputation of the Piccadilly brand and increasing the brand's perception for great value. For example, we enhanced one of our highest selling items, catfish, by increasing the meal portion 50% for many of our guests and promoting an "All-You-Can-Eat Catfish" special. The catfish promotions during the first quarter increased the frequency of catfish meal sales by approximately 45% and increased the quantity of catfish consumed by guests by approximately 120%. Coincident with the catfish promotions, the market price of catfish increased significantly, while the retail price charged to our guests was maintained. We discontinued the catfish promotions at the beginning of the second quarter. Since the end of the promotion, we have mitigated the increase in catfish prices by purchasing similar products at lower-costs from other suppliers.

The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relationship to the fixed component of labor costs. Hourly labor costs, as a percent of net sales, was down 0.1% from the prior year three-quarter period.

Other operating expenses. Other operating expenses increased 0.8% as a percent of net sales. Marketing expenses were 3.0% of net sales this year compared to 1.9% last year. We expect marketing expenses to be approximately $1.0 million in the fourth quarter of this fiscal year compared to $3.0 million in the fourth quarter of last year.

Team member benefit costs as a percent of net sales were 1.2% in the three-quarter period this year compared to 2.4% in the prior year. Team member benefit costs decreased $3.8 million. Approximately $2.6 million of the decrease in benefit costs resulted from changes made last year to our team member benefit plans effective January 1, 2002. Additionally, we reduced benefit costs by utilizing assets from a Morrison Restaurants, Inc. (Morrison) trust fund (the Trust) that had been established to provide benefits under a self-insured medical reimbursement plan. Effective January 1, 1999, we terminated the Morrison plan and team members formerly eligible to participate in that plan were then eligible to participate in the Piccadilly Cafeterias, Inc. health insurance plan. The Trust continued to pay run-off claims that were incurred prior to January 1, 1999. As of March 2000, all run-off claims had been paid, the Trust had remaining cash balances of $1.2 million, and the Trust was effectively frozen. The remaining Trust assets were used to pay team member benefit costs, reducing our operating expenses by $1.2 million. All funds from the Trust were used as of December 31, 2002.

The savings in team member costs were partially offset by increases, as a percent of net sales, of 0.3% in supplies expense, 0.2% repairs and maintenance costs, and 0.4% in utilities expense. These increases are largely due to the decline in net sales.

General and administrative expenses. General and administrative expenses declined $0.1 million and increased 0.3% as a percent of net sales. The increase as a percent of net sales is attributable to the decline in net sales.

Other income. We sold a cafeteria that was closed before the start of fiscal 2003 resulting in a $0.4 million gain this year. Other income last year includes $0.2 million of interest income associated with a federal income tax refund.

Interest expense. Interest expense for the first three quarters of fiscal 2003 was down $0.6 million compared to the first three quarters of fiscal 2002 because of debt repayments over the last 12 months. Amortization of financing costs and original issue discount, included in interest expense, was $1.1 million and $1.3 million, respectively for the three quarters ended April 1, 2003 and March 31, 2002. While amortization of financing costs and original issue discount on the Senior Notes are lower due to the early retirements of debt, these savings have been partially offset by higher amortization costs related to our Senior Credit Facility.

Loss on early retirement of debt. During the three quarters ended April 1, 2003, we repurchased $8.3 million of our long-term debt pursuant to excess cash flow offers required under the terms of our credit agreements. We recorded a charge of $1.3 million for early retirement of debt. The charge is comprised of $0.7 million premium paid over the repaid debt's carrying value and $0.6 million for related unamortized financing costs. During the three quarters March 31, 2002, we repurchased $13.0 million of our long-term debt and we refinanced our credit facility. We recorded charges last year in the amount of $1.9 million, principally for the prorata portion of unamortized financing costs.

Provision for cafeteria impairments. As discussed above in Note 2 to the Consolidated Financial Statements, we recorded asset impairment charges of $5.8 million and $0.9 million, respectively, in the second and third quarters of fiscal 2003. During the third quarter of fiscal 2002, we recorded $0.2 million of asset impairment charges.

Provision for income taxes (benefit). See discussion of Provision for income taxes (benefit) under the heading Quarter Ended April 1, 2003 Compared to Quarter Ended March 31, 2002 above.

Discontinued operations. Discontinued operations include the net operating results of 16 cafeterias closed since the end of fiscal 2002. During the quarter ended December 31, 2002, we closed and then sold a cafeteria property yielding a gain of $0.8 million.

Liquidity and Capital Resources

Early retirement of debt. We are required each year to make offers to repurchase the Term A Senior Secured Notes (the "Notes") utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Specifically, the Notes require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer to repurchase Notes at 101% of the principal amount thereof, plus accrued interest. The excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow. Based on our current projections, we expect to have the ability to satisfy excess cash flow payment requirements by using cash balances then on hand and cash that will be available under our Senior Credit Facility. However, the decision as to whether to satisfy any excess cash flow payment requirement in October 2003 will only be made after the Board of Directors of the Company has fully considered available options.

Senior Credit Facility. We have a $20 million senior credit facility with Foothill Capital Corporation (the "Facility"). The Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.

The Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Facility. From inception through the quarter ended April 1, 2003, compliance with the financial covenants has been measured quarterly. If funding under the Facility together with outstanding letters of credit amount to $15.0 million or more, compliance with the financial covenants will be measured monthly. All of our financial covenant tests are measured with results for the most recent twelve-month period. EBITDA, as defined by our credit agreements, was $16.7 million for the last four quarters ended April 1, 2003. At April 1, 2003, we complied with all of the financial covenants of the Facility.

Since April 1, 2003, we have made a semi-annual interest payment on our Notes of $2.4 million and made lease termination payment totaling $0.7 million. As of May 14, 2003, approximately $10.9 million of the Facility was used for outstanding commercial letters of credit, borrowings of $3.0 million were outstanding, and the remaining $6.1 million of the $20 million Facility was available, subject to certain covenant limitations, for working capital and for other corporate purposes.

Capital expenditures. Purchases of property, plant and equipment for the three quarters ended April 1, 2003 were $6.0 million, compared to $2.4 million for the three-quarter period last year. The increase in capital expenditures is largely related to cafeteria remodels. Two remodels were completed in the first three quarters of this fiscal year. We have completed 11 remodels since the beginning of the remodel program in the third quarter of last fiscal year. The remodeled cafeterias include physical changes to the exterior of the cafeteria facilities to enhance curb appeal as well as refurbishing the dining rooms. Remodeled cafeterias completed so far required a capital investment of $0.3 million on average.

Our maintenance capital expenditures are limited to $8.0 million annually and investments in new cafeterias are limited to $6.0 million per fiscal year under the terms of our Notes and Facility. Capital expenditures for the fourth quarter of fiscal 2003 are expected to approximate $1.0 million. We do not plan to invest in any new cafeterias during the remainder of fiscal 2003.

Pension contributions. As discussed below, our defined benefit pension plans were underfunded at July 2, 2002 by $22.5 million and we expect the plans to be underfunded at July 1, 2002 by approximately $42 million. We expect to make pension contributions to our defined benefit plans during fiscal 2003 of $0.5 million of which $0.2 million had been made through the quarter ended April 1, 2003. Initial estimates provided to the Company by our consulting actuaries indicate that the required contributions during fiscal 2004 will be approximately $4 million.

Income tax refund. As of May 14, 2003, we have received $2.4 million of the income tax refund referred to previously during the 2003 fiscal year. We expect to receive the remaining $0.1 million during the fourth quarter of fiscal 2003.

Liquidity. If we continue to experience declining sales trends, our ability to maintain compliance with the financial covenants of the Facility could be impaired during fiscal 2004. Additionally, borrowing limitations under the Facility could prevent us from accessing the limits of the Facility thereby impairing our ability to meet our obligations. If we default under the terms of the Facility, the lender has the right to terminate the Facility, accelerate the maturity of any outstanding obligations under the Facility, and require that additional collateral be provided to secure the lender's exposure with regard to any outstanding commercial letters of credit issued on our behalf. Additionally, under the provisions of an intercreditor agreement between our lenders, we may also be in default of the Notes. We are uncertain as to our ability to obtain i) alternative sources of liquidity in the event of a default under the Facility or ii) additional sources of liquidity if the borrowing availability under our Facility is insufficient. Given the recent financial performance of the Company, such alternative sources of liquidity may be difficult to obtain on commercially acceptable terms or at all. If additional sources of liquidity are required and prove to be unavailable, the Company would likely be confronted with insolvency or bankruptcy.

Trends and Uncertainties

Cafeteria impairment and closing charges. We periodically review the historical operating cash flow and forecasts of operating cash flow for each cafeteria. Forecasted cafeteria-level cash flow is a primary determinant of whether the cafeteria will continue to operate or be closed. If we expect to continue to operate the cafeteria, we consider whether the forecasted cafeteria-level operating cash flow indicates that the long-lived assets associated with the individual cafeterias are impaired. Under our accounting policy for impairment of long-lived assets, an asset is deemed to be impaired if a forecast of undiscounted future operating cash flow, including assumptions regarding disposal values and lease renewals, is less than its carrying amount. In cases where we determine that a cafeteria lease will likely not be renewed, for purposes of computing depreciation, the useful lives of the related assets are reduced, if necessary, to reflect the remaining life of the lease.

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

We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years. We have options to renew certain of these leases for specified periods beyond their expiring terms. During the three quarters ended April 1, 2003, leases for 14 cafeterias expired and those cafeterias were closed. These cafeterias were fully depreciated at the end of their lease life. One cafeteria was closed prior to its lease expiration date with the mutual agreement of the landlord. Leases for 22 other cafeterias were renewed. We base these decisions on the projected economic performance of each cafeteria location. In cases where we determine that a cafeteria's potential operating cash flow (before occupancy costs) is not sufficient to cover occupancy costs, we will generally close that cafeteria. These cafeterias have relatively low sales volumes and little or no positive cash flow, and in some cases, negative cash flow. Accordingly, closing these cafeterias can have a disproportionate impact on our operating results. That is, the proportionate reduction in sales is greater than the proportionate change in operating cash flows.

"Low Volume" cafeterias are those locations with relatively low sales and low levels of operating earnings. For the four quarters ended April 1, 2003, average net sales for Low Volume cafeterias were $1.2 million for both non-mall and mall cafeterias compared to $2.0 million and $1.8 million for our other non-mall and mall cafeterias, respectively. Average net loss, excluding allocation of corporate overhead and impairment charges, for Low Volume cafeterias was $(89,000) compared to average net income of $172,000 for other cafeterias. 86% of Low Volume cafeterias are located in regional shopping malls while only 35% of other cafeterias are in similar locations.

Of the 191 cafeterias operating at the end of the third quarter, 181 are leased. As further discussed in Note 3 to the Condensed Financial Statements, we expect to close 17 Low Volume cafeterias in our fourth quarter ending July 1, 2003. The table below quantifies the number of Low Volume and other cafeterias by the fiscal year in which the current lease terms expire both before and after the expected closing of the 17 Low Volume cafeterias.

	Low Volume Cafeterias
	Expected to Close in Fourth Quarter	Remaining	Other Cafeterias	Total Leased Cafeterias
Remainder of fiscal 2003	-	-	3	3
Fiscal 2004	(8)	10	16	26
Fiscal 2005	-	10	16	26
Fiscal 2006	(4)	4	18	22
Fiscal 2007	-	1	14	15
Remaining years	(5)	-	72	72
Total	(17)	25	139	164

Pension plan liability. At the end of fiscal 2002, we recorded a net pension liability of $22.5 million after we determined that the present value of our pension plan liabilities exceeded the fair value of plan assets at that date. The funded status of the pension plans deteriorated during fiscal 2002 because the fair value of the plans' assets had declined, reflecting market performance, and the present value of the plans' liabilities had increased, reflecting a decline in market interest rates. The recording of the pension plan liability did not affect our earnings, but did reduce total shareholders' equity at July 2, 2002, by $22.5 million.

The Piccadilly Cafeterias, Inc. defined benefit plan, which comprises approximately 83% of the recorded net pension liability, had further asset market-value losses of $(4.4) million, or (6.8)%, for the period from July 1, 2002 to March 31, 2003. In a recent report, our actuaries estimated that they expect the net pension liability will increase by approximately $19 million as of the end our fiscal 2003 resulting from declines in asset values during fiscal 2003 and an expected decline in the discount rate assumption from 7.25% to 6.50%. Unless the recent decline in plan asset fair market values reverses by the end of this fiscal year and/or the discount rate used to determine the present value of our pension plan liabilities increases, it is likely that we will be required to increase the net pension liability by approximately $19 million, thereby creating a shareholders' equity deficit. We will make these determinations as of July 1, 2003, our normal pension valuation date.

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

Additionally, we maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. Based on this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II -- Other Information

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
3.	(a)	Articles of Incorporation of the Company, as restated through March 12, 1999.(1)
	(b)	By-laws of the Company, as amended and restated through November 18, 2002.(2)
10.8	Form of Director Indemnity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. Campbell, Jr., Guyton, LaBorde, Perkins, Redman, Smith, White, Jr. and Ms. Slaughter
99.1	Section 1350 Certifications
(b)	Reports on Form 8-K

Current Report on Form 8-K dated February 13, 2003, reporting under Item 5. Other Events - the issuance of a Press Release dated February 13, 2003, announcing our fiscal year 2003 second quarter results.

Current Report on Form 8-K dated March 3, 2003, reporting under Item 5. Other Events - the issuance of a letter to our shareholders.

(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(2)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC.

(Registrant)

By: /s/ John G. McGregor
Interim Chief Executive Officer

/s/ John G. McGregor	5/14/03
John G. McGregor, Interim Chief Executive Officer	Date

/s/ Mark L. Mestayer	5/14/03
Mark L. Mestayer, Executive Vice President, Treasurer & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	5/14/03
W. Scott Bozzell, Executive Vice President, Controller & Secretary	Date
(Principal Accounting Officer)

I, John G. McGregor, certify that:

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 14, 2003

/s/ John G. McGregor

John G. McGregor

Interim Chief Executive Officer

I, Mark L. Mestayer, certify that:

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Mark L. Mestayer

Mark L. Mestayer

Executive Vice President,

Chief Financial Officer and Treasurer