Form 10-K
period 2003-07-01
PICCADILLY CAFETERIAS INC
filed 2003-09-30
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 1, 2003
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 1-11754

Piccadilly Cafeterias, Inc.

(Exact name of registrant as specified in its charter)
Louisiana	72-0604977

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana	70816

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (225) 293-9440

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on December 31, 2002 was $12,437,352.

The number of shares outstanding of Common Stock, without par value, as of September 22, 2003 was 10,910,221.

PART I

Item 1. Business

Overview

Piccadilly Cafeterias, Inc., founded in 1944, is the largest cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 170 cafeterias in 15 states as of September 29, 2003. We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples, and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared “home cooked” meals at value-oriented prices for lunch and dinner. Additional information is available on our website at www.piccadilly.com.

As previously announced in May 2003, our Board of Directors accepted the resignation of Ronald A. LaBorde as the Company’s chief executive officer, and engaged PMCM, LLC (“PMCM”), an operationally focused turnaround and crisis management firm, to provide an interim chief executive officer, Mr. John G. “Jack” McGregor, as well as financial advisory, management and restructuring services to the Company. In June 2003, we announced that our Board of Directors had authorized management to pursue a range of strategic options, including a possible sale of the Company, in an effort to maximize the Company’s value for the benefit of its constituencies. Management, working together with PMCM, began to explore the feasibility of a variety of strategic options, including remaining independent but downsizing the Company by shedding its unprofitable cafeterias and/or renegotiating the terms of unfavorable leases, seeking a capital partner to invest equity into the Company, seeking relief from the Pension Benefit Guaranty Corporation with respect to future funding obligations of the Company to restore the Company’s defined benefit plans to fully funded status, and renegotiating the terms of the Company’s secured indebtedness. However, given the magnitude of the Company’s funding liability for its pension plans, the projected cash cost of buying out the leases of the Company’s remaining unprofitable locations, and the Company’s liquidity constraints, management and PMCM concluded, and recommended to the Board, that while efforts would continue to pursue options to allow the Company to remain independent, the most prudent course of action would be to begin a process to determine whether credible bids to acquire the Company’s operations could be elicited.

With the Board’s approval, in late July, the Company and PMCM commenced this process, assembled a data room for due diligence materials, and began circulating confidentiality agreements and the descriptive memorandum to invite expressions of interest from potential strategic and financial buyers. Approximately 40 of the parties who were contacted executed confidentiality agreements and reviewed the descriptive memorandum. Of that group, six parties subsequently indicated an interest in conducting due diligence at the Company's data room and receiving a presentation from management. The Company is now engaged in ongoing discussions with several of these parties which have expressed a potential interest in acquiring the Company's profitable operations and locations.

All of the interested parties have indicated they would structure their offers as a sale in accordance with Section 363 of the United States Bankruptcy Code following the Company's Chapter 11 bankruptcy filing. Since in bankruptcy, the Company has the ability to reject undesirable contracts and leases and terminate benefit plans, this structure reflects and addresses the magnitude of the Company's pension plan liabilities, the costs of closing the Company's remaining unprofitable leased operations, and the Company's liquidity constraints. The Company has focused on transactions requiring an all cash price for the Company's most profitable assets and operations. In the bankruptcy proceeding, this cash price, together with any net cash realized in liquidating the Company's remaining assets, would be available to pay the Company's debts after paying for the Company's ongoing operations and the administrative costs of the bankruptcy. The bankruptcy case would also include procedures to seek bidders interested in paying a higher and better price for the Company's assets. Based on the indicative prices being discussed, the Company will not generate adequate funds to pay its liabilities in full.

If negotiations are successful, the Company would execute a definitive agreement with the purchaser immediately prior to filing under Chapter 11. The Company would then request the bankruptcy court to approve the sale (including a higher and better sale transaction that could emerge during the Section 363 sale process). If all of these efforts succeed and we do not encounter delays, the Company could sign and announce a definitive sale agreement and file for Chapter 11 by the end of October 2003 and close the transaction in early 2004.

If we cannot reach a definitive agreement with a prospective purchaser, we expect to file to reorganize under Chapter 11 of the Bankruptcy Code in October 2003. In that case, without a purchaser to pay cash to the Company for its business, the Company would seek to renegotiate the terms of its existing debt and have a plan of reorganization confirmed by its creditors and approved by the bankruptcy court. The outcome for all of the Company’s creditors under a plan of reorganization is unclear, but the Company's shareholders would receive little or no value for their shares under any plan of reorganization for the Company.

The terms of a potential sale of the Company’s assets with bankruptcy court approval, or the terms of a reorganization plan ultimately confirmed by a bankruptcy court, will compromise significantly our ability to discharge our various pre-petition unsecured debts and will greatly diminish or eliminate any value of our equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A bankruptcy filing could result in holders of Piccadilly common stock receiving little or no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s debt obligations and common stock.

We closed 32 “Non-Core Cafeterias”. During fiscal 2003, we engaged a consulting firm with significant experience in renegotiating leases with regional and nationwide landlords. The consultants engaged in one-on-one discussions with the landlords of 49 “Non-Core Cafeterias” and 19 “Surplus Properties” in an effort to secure more favorable lease arrangements, including buyouts of or early termination of the leases. As a result of these efforts, and the efforts of management, we closed 32 “Non-Core Cafeterias” during fiscal 2003. Of the 32 “Non-Core Cafeterias that were closed, we owned two of the properties. One of those properties was subsequently sold during fiscal 2003 and the second property was sold shortly after the end of fiscal 2003. The remaining 30 closed “Non-Core Cafeterias” were leased properties. Of these 30 leases, 18 leases have terminated either by expiration of the lease term or by negotiations with landlords. We have continuing lease obligations relating to the remaining 12 leases.

The 32 “Non-Core Cafeterias” closed in fiscal 2003 had net sales in fiscal 2003 of $21.0 million and net losses in fiscal 2003, excluding the allocation of corporate overhead and excluding gain on sale of properties, of $3.5 million. We realized a $0.8 million gain on the sale of one of the properties. The operating results of these cafeterias are classified as discontinued operations in our Statements of Operations for all periods presented (see Note 3 to the Financial Statements for further discussion).

We continue to operate poor-performing cafeterias and we continue to undertake efforts to negotiate the termination of the leases relating to those cafeterias. If we are unsuccessful in our negotiation efforts, we would expect to close those poor-performing cafeterias. In addition, we would also expect to close any poor-performing cafeterias not purchased out of the Company’s assets by a prospective purchaser.

The minimum pension liability increased. We recorded an additional minimum pension liability of $19.1 million at the end of fiscal 2003. The funded status of our pension plans deteriorated during fiscal 2003 because the return on invested pension assets was only 0.9% and the present value of the plans’ liabilities had increased, reflecting a decline in the discount rate assumption from 7.25% to 6.00%. The additional minimum pension liability did not affect our earnings, but did completely eliminate total shareholders’ equity.

Senior debt partially repurchased; No repurchase offer to be made in 2003. The required offers to repurchase portions of our senior secured debt in fiscal 2003 were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance periods, we paid $3.6 million and $5.1 million, respectively, to repay portions of our senior secured debt, with the result that the Term Loan Credit Facility was entirely repaid and $39.2 million of our Term A Senior Secured Notes remains outstanding. The terms of our Term A Senior Secured Notes obligate the Company to make an excess cash flow offer of $5 million (inclusive of accrued interest) on September 30, 2003. However, given the likelihood that the Company will seek protection under the federal bankruptcy laws in the near future, the Company decided to not provide the required notice. Under the terms of the Term A Senior Secured Notes, the Trustee for the Noteholders will have the right to notify the Company of its contractual breach which, if not cured timely, would accelerate the Company’s $39.2 million indebtedness. If such a notice is received, the Company does not intend to cure the breach.

Cafeteria Operations

Significant Cafeteria Market Share in Core Markets. We are the largest cafeteria chain in the Southeastern and Mid-Atlantic regions of the United States with 172 cafeterias. The next largest cafeteria chain in these regions operates approximately 35 cafeterias. The family dining industry is competitive and has grown significantly through the introduction of new restaurant concepts and new restaurant openings, but the cafeteria segment has had few new entrants. In addition, the existing major cafeteria chains have generally focused on their existing regional markets.

Diverse and Loyal Customer Base. In our 59-year history we have developed substantial brand equity and guest loyalty and we have developed a diverse guest base. We believe cafeteria dining meets diverse guest needs by providing convenient, healthy, freshly prepared, and reasonably priced meals. We attribute our broad market appeal and high level of repeat business to the consistent quality of our meals, our varying menu selection, convenient cafeteria format, value pricing, and well-recognized brand name.

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

Experienced Management Team. Our senior management team averages almost 17 years of experience at Piccadilly (excluding interim officers provided by PMCM). In addition, our regional and cafeteria general managers have an average of 24 and 18 years of experience at Piccadilly, respectively. As a result, our management team, at both the executive officer and local manager levels, is extremely familiar with our existing markets and customer base.

Store Design and Layout. Our traditional cafeterias average approximately 10,000 square feet in size and seat, on average, approximately 350 guests. During 1997, we completed the design of a more compact cafeteria model, which has approximately 7,500 square feet and seats approximately 200 guests. This smaller cafeteria allows us to access a broader range of markets at a lower investment cost. At the end of fiscal 2003, we had nine cafeterias utilizing this new design and format. We have not opened a new cafeteria since fiscal 2000 except for several cafeterias that were relocated within the same market areas in fiscal 2001 and we have no current plan to open new cafeterias for the foreseeable future.

Menu. All of our cafeterias offer a wide variety of quality, reasonably priced meals. Each of our cafeteria general managers has the ability to vary their menu to include local and seasonal favorites from our extensive proprietary recipe files. Our typical cafeteria line offers a wide food selection including up to 18 entrées, 2 soups, 20 salads, 18 vegetables, 7 breads, and 22 desserts. Guests make their meal selections by combining these items according to their individual preferences.

Pricing. We sell most meals as “bundled” meals that include an entrée, side items, and bread. Guests are also able to purchase meals on an a la carte basis. Approximately 72% of meals served in fiscal 2003 were sold as “bundled” meals. We continuously evaluate our pricing structure to assure that we deliver value-oriented meals to our guests.

Meal Preparation. Cafeteria team members cook and prepare most of our food from scratch using standardized recipes. Menus are varied at the discretion of cafeteria management in response to local and seasonal guest preferences.

Purchasing and Distribution. Currently, the general managers at each of our cafeterias have purchasing responsibility for approximately 15% of the food ingredients used in our recipes, with each general manager negotiating with local or regional suppliers for that particular cafeteria, subject to meeting company-proscribed quality specifications. The remaining 85% of the food ingredients used in our recipes is purchased centrally and distributed through two regional distributors. By maximizing our central purchasing capabilities, we believe we benefit from volume purchase discounts, as well as consistency in food quality across all of our cafeterias.

Currently, our two regional distributors have distribution centers in Baton Rouge, Louisiana and Atlanta, Georgia. The food items that are not obtained through these distributors are primarily fresh produce, dairy products and some fresh poultry products. These items are purchased from local suppliers and delivered directly to our cafeterias. We believe that there are numerous other distributors available to process our shipments should these distributors be unable to meet our distribution needs.

Employees. We refer to our employees as team members. At the end of fiscal 2003, we had approximately 7,153 team members, of whom all but 83 corporate headquarters team members worked at our cafeterias. On average, each cafeteria operates with two to four managers and assistant managers and employs 34 to 55 team members.

Most team members are paid on an hourly basis, except cafeteria managers. Our team members are not unionized. We have experienced no significant work stoppages and believe that our team member relations are good.

Trademarks and Trade Names. Our cafeterias operate principally under the PICCADILLY, PICCADILLY CAFETERIA, and PICCADILLY EXPRESS service marks and trade names, for which we own six registrations with the United States Patent and Trademark Office. These registrations may be renewed continually for 10-year periods. The earliest filing date to maintain any of our registrations is March 28, 2006. We regard our service marks and trademarks as having significant value and being an important factor in the development of the Piccadilly concept. Our policy is to pursue and maintain registration of our service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of our service marks and trademarks.

Risks Factors Relating to Our Business

Our sales initiatives may not be successful. We have experienced a long-term, relatively consistent decline in guest traffic and net sales from our cafeteria operations. We have been able to offset some of the effects of this decline by various cost-saving initiatives that we discuss elsewhere in Item 1 of this Form 10-K. However, our ability to sustain a consistent and improving level of profitability in the future will largely depend upon our ability to successfully implement sales initiatives that increase guest traffic at our cafeterias without sacrificing profitability. Our past sales initiatives have had mixed results with any positive impact on sales being largely offset and in some cases entirely offset by the costs of such initiatives.

We are vulnerable to increasing labor costs. We are dependent upon an available labor pool of unskilled and semi-skilled team members, many of whom are hourly team members whose minimum wages are government proscribed. Numerous proposals have been made on federal, state, and municipal levels to increase minimum wage levels. Because a significant number of our team members are paid at rates tied to the federal minimum wage, an increase in the minimum wage would increase our labor costs. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. An increase in labor costs could have a material adverse effect on our financial results and no assurance can be given that we will be able to pass through any cost increases to our guests.

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

We face risks because of the number of cafeterias that we lease. Our success depends in part on our ability to renew leases in existing locations at rental rates we believe to be reasonable. We currently lease all of our cafeterias located in strip shopping centers and malls and we lease the land for all but 10 of our freestanding cafeterias. Many of our leases have terms expiring during the next five years. Each lease agreement also provides that the landlord may terminate the lease for a number of reasons, including if we default in any payment of rent or taxes or if we breach any covenants or agreements in the lease. We can offer no assurances that we will always comply with all lease covenants and agreements nor that we will succeed in renewing such leases in the future at rental rates that we believe to be reasonable or at all. Moreover, if certain locations should prove to be unprofitable, we would remain obligated for lease payments if we decided to withdraw from such locations. Termination of any of our leases could harm our financial results.

We are required to make additional contributions to our frozen defined benefit pension plans. We sponsor two qualified defined benefit pension plans. Both of these plans are frozen so covered team members are not currently accruing benefits under these plans. These plans are subject to the minimum funding levels of the Employee Retirement Income Security Act of 1974. Several market-driven factors, over which we have no control, influence the funding level of these plans and thus the timing and extent to which we are required to fund contributions to these plans. The net present value of obligations of the plans is subject to fluctuations in interest rates and the fair value of plan assets is subject to market volatility. Our defined benefit pension plans were underfunded at the end of fiscal 2003 by $41.7 million. During fiscal 2003 we made pension contributions of $0.8 million. Initial estimates provided to us by our consulting actuaries indicate that the required contributions during calendar 2004 will range from $7 million to $12 million. It is likely that we will be required to use a substantial portion of our available liquidity to fund minimum required contributions to the plans. There can be no assurance that we will have sufficient liquidity to fund the minimum required contributions when they become due. Moreover, there can be no assurance that after such contributions are made, the remaining liquidity will be sufficient for operating purposes.

We may not be able to reach a definitive agreement for the sale of the Company. In late July, the Company and PMCM invited expressions of interest from potential strategic and financial buyers. Approximately 40 of the parties who were contacted executed confidentiality agreements and reviewed the Company's descriptive memorandum. Of that group, six parties subsequently indicated an interest in conducting due diligence at the Company's data room and receiving a presentation from management. The Company is now engaged in ongoing discussions with several of these parties who have a potential interest in acquiring the Company's profitable operations and locations. The Company's discussions with interested purchasers have developed to the point that management and PMCM are now pursuing negotiating the parameters of a sale and the terms and process leading to a definitive agreement and the consummation of a transaction. If all of these efforts succeed and we do not encounter delays, the Company could sign and announce a definitive sale agreement and file for Chapter 11 in October 2003 and consummate the transaction in early 2004. If we cannot reach a definitive agreement with a prospective purchaser, we expect to file to reorganize the Company under Chapter 11 of the Bankruptcy Code before the end of October 2003. In that case, without a purchaser to pay cash to the Company for its business, the Company would seek to renegotiate the terms of its existing debt and have a plan of reorganization confirmed by its creditors and approved by the bankruptcy court. The outcome for all of the Company's creditors under a plan of reorganization is unclear, but the shareholders would receive little or no value for their equity interests under any plan of reorganization.

We are subject to restrictions under the terms of our debt agreements; Possibility of default of Term A Senior Secured Notes. Our Senior Credit Facility includes covenants that require us to maintain specified financial ratios, including fixed charge coverage and leverage ratios and a minimum level of earnings before interest, income tax, depreciation, and amortization expenses. In addition, our Senior Credit Facility and Senior Note Indenture (collectively, our “Debt Agreements”) contain covenants that restrict, among other things, our ability to incur additional indebtedness and dispose of assets, incur or guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures and engage in certain transactions with subsidiaries or affiliates.

The terms of our Term A Senior Secured Notes obligate the Company to make an excess cash flow offer of $5 million on September 30, 2003. However, given the likelihood that the Company will seek protection under the federal bankruptcy laws in the near future, the Company decided to not provide the required notice. Under the terms of the Term A Senior Secured Notes, the Trustee for the Noteholders will have the right to notify the Company of its contractual breach which, if not cured timely, would accelerate the Company’s $39.2 million indebtedness. If such a notice is received, the Company does not intend to cure the breach.

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

Item 2. Properties

All of our cafeterias are located in urban and suburban areas, in a variety of strip shopping centers, malls, and freestanding buildings. We lease all of the cafeterias located in strip shopping centers and malls. Of the 70 cafeterias located in freestanding buildings, we own the building and land for 10 of the cafeterias, and the remaining freestanding cafeterias are operated in buildings we constructed on leased land under long-term leases. We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years and in most cases, with options to renew for several successive five-year periods. Leases provide for monthly rentals, typically computed on the basis of a fixed amount plus a percent of sales. We evaluate the sales trends and the forecasted operating results for cafeterias with expiring lease terms to determine whether to exercise renewal options or negotiate lease extensions.

Our cafeteria locations by state as of July 31, 2003, are as follows:

State	Cafeterias

Florida	34
Louisiana	32
Georgia	32
Alabama	17
Tennessee	17
Eight other states each with less than 10	42

Total	174	(1)

(1) Includes two quick service cafeterias in mall food courts.

Our corporate headquarters occupies approximately two-thirds of a Company-owned 45,000 square foot office building and is located on a Company-owned tract that, together with a freestanding cafeteria immediately next door, comprises approximately five acres in Baton Rouge, Louisiana. The remainder of the building is leased to commercial tenants.

Item 3. Legal Proceedings

We are not a party to and do not have any property that is the subject of any legal proceedings pending or, to our knowledge, threatened, other than ordinary routine litigation incidental to our business and proceedings that is not material or as to which we believe we have adequate insurance.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our Common Stock is traded on the American Stock Exchange under the symbol “PIC.” The following table sets forth the high and low sales prices for each quarter within the last two fiscal years. As of September 22, 2003, there were approximately 2,365 record holders of our Common Stock.

Fiscal 2003			Fiscal 2002

Quarter	High	Low	Quarter	High	Low

1st	$3.04	$2.05	1st	$1.54	$1.06
2nd	$2.20	$1.16	2nd	$2.23	$1.42
3rd	$1.36	$0.69	3rd	$2.68	$1.65
4th	$0.95	$0.36	4th	$3.85	$2.74

We have not paid a dividend on our Common Stock since the Board suspended our regular quarterly dividend on February 7, 2000. Our Senior Credit Facility prohibits payment of dividends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 9 to the Financial Statements.

Equity Compensation Plan Information

The table below summarizes certain information regarding securities authorized for issuance to our employees, officers and directors under our equity compensation plans as of the end of fiscal 2003:

	Col. (a)	Col. (b)	Col. (c)
Number of
securities remaining
available for future
	Number of		issuance under
	Securities to be		equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	570,000	$6.29	773,400
Equity Compensation plans not approved by security holders	—	—	—

Total	570,000	$6.29	773,400

See Note 11 to the Financial Statements for further discussion.

Item 6. Selected Financial and Operating Data

	Fiscal Year Ended

	July 1		July 2		June 30	June 30	June 30
	2003		2002		2001	2000	1999 (7)

	(Dollars in thousands)
Income Statement Data:
Net sales	$320,339		$349,694		$384,745	$408,164	$451,116
Costs and expenses:
Cost of sales	181,867		195,227		220,520	238,579	272,847
Other operating expenses	120,357		128,937		143,708	145,347	150,882
General and administrative expenses	11,714		11,626		15,591	14,758	16,869
Other expenses (income)	(738)		(421)		(595)	(1,540)	(984)
Interest expense	7,133		7,978		9,958	7,177	6,255
Amortization and write-off of goodwill	—		—		5,343	407	512
Loss on early retirement of debt	1,326		1,906		2,520	—	—
Provision for cafeteria impairments and closings	11,989		389		13,887	—	1,350

	333,648		345,642		410,932	404,728	447,731
Gain from sale of Ralph & Kacoo’s	—		—		—	—	1,556

Income (loss) from continuing operations before income taxes	(13,309)		4,052		(26,187)	3,436	4,941
Provision for income taxes (benefit)	(2,520	)(4)	(2,026	)(5)	8,072 (6)	417	425	8)

Income (loss) from continuing operations	(10,789)		6,078		(34,259)	3,019	4,516
Discontinued operations	(2,697)		(2,968)		(1,771)	(608)	(516)

Net Income (Loss)	$(13,486)		$3,110		$(36,030)	$2,411	$4,000
Per Share Data:
Income (loss) per share from continuing operations – basic	$(0.99)		$0.57		$(3.26)	$0.29	$0.43
Income (loss) per share from continuing operations – assuming dilution	(0.99)		0.56		(3.26)	0.29	0.43
Discontinued operations per share – basic	(0.25)		(0.28)		(0.17)	(0.06)	(0.05)
Discontinued operations per share – assuming dilution	(0.25)		(0.27)		(0.17)	(0.06)	(0.05)
Net Income (Loss) – basic	(1.24)		0.29		(3.43)	0.23	0.38
Net Income (Loss) – assuming dilution	(1.24)		0.29		(3.43)	0.23	0.38
Cash dividends	—		—		—	0.24	0.48
Other Financial Data:
Net cash provided by operating activities	$5,527		$12,546		$11,308	$14,222	$12,915
Depreciation and amortization (1)	12,816		14,009		20,579	16,698	17,805
Maintenance capital expenditures (2)	6,979		5,032		4,096	3,812	8,460
Total capital expenditures	6,979		5,032		5,004	6,832	15,460
Cafeteria and Restaurant Data:
Number of cafeterias and seafood restaurants (operating at the end of the period)	175		207		230	242	254
Same-store cafeteria sales % increase/(decrease) (3)	(7.3)%		(4.0)%		(3.8)%	(5.2)%	(2.6)%
Balance Sheet Data:
Cash	$3,157		$5,661		$851	$—	$—
Net property, plant, and equipment	83,572		99,395		120,565	163,877	176,250
Total assets	110,873		133,695		158,578	214,170	232,939
Long-term debt	34,313		43,807		54,976	68,391	74,226
Total shareholders’ equity (deficit)	(8,067)		24,266		43,251	79,281	79,402

(1)	Excludes amortization of deferred financing costs. Includes $5.0 million write-off of goodwill for fiscal 2001 (see Note 2 to the Financial Statements in Item 8 for further discussion).

(2)	Maintenance capital expenditures are those expenditures unrelated to opening new cafeterias, but are required to remodel and otherwise improve existing cafeteria facilities and equipment and which increase the value or extend the lives of assets and are therefore capitalized and depreciated over their estimated useful lives. The term “maintenance capital expenditures” does not include repairs and maintenance expenditures that are charged to operations as incurred.

(3)	“Same-stores” are cafeterias that were open for twelve full accounting months in both comparative periods. Since Morrison was acquired on May 28, 1998, the Morrison Acquisition does not affect the total same-store sales comparison for fiscal 1999.

(4)	Relates to an IRS refund for the carry back of fiscal 2002 net operating losses to prior fiscal years (see Note 7 to the Financial Statements in Item 8 for further discussion).

(5)	Relates to an IRS refund for the carry back of fiscal 2001 net operating losses to fiscal 1996 (see Note 7 to the Financial Statements in Item 8 for further discussion).

(6)	Includes a $15.7 million valuation allowance for deferred tax assets (see Note 7 to the Financial Statements in Item 8 for further discussion).

(7)	The sale of Ralph & Kacoo’s was completed on March 30, 1999. Results for fiscal 1999 include nine months of Ralph & Kacoo’s operations.

(8)	The sale of Ralph & Kacoo’s resulted in a reported gain of $1.6 million and a net tax benefit of $0.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements contained in this annual report on Form 10-K. References to “Notes” are to the Notes to Financial Statements in Item 8.

Piccadilly is the largest cafeteria chain in the Southeastern and Mid-Atlantic regions with 170 cafeterias operating at September 29, 2003. We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared “home cooked” meals at value-oriented prices for lunch and dinner.

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

Impact of a Chapter 11 Filing on the Company's Creditors and Stockholders

The terms of a potential sale of the Company’s assets under Section 363 of the Bankruptcy Code, or the terms of a reorganization plan ultimately confirmed by a bankruptcy court, will compromise significantly the Company’s ability to discharge our various pre-petition debts and will greatly diminish or eliminate any value of our equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A bankruptcy filing will result in holders of Piccadilly common stock receiving little or no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s debt obligations and/or its common stock.

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as “expect,” “forecast,” “will,” “may,” or “believe.” Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting and cash contribution assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising, new product development, and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as the date hereof.

Critical Accounting Policies and Judgments

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1 to the Financial Statements, Summary of Significant Accounting Policies. Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our Financial Statements.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements—lesser of lease life or 30 years; furniture, fixtures and equipment—four to ten years. Lease renewal option periods are included in determining leasehold improvement useful lives when, in our opinion, it is likely that we will exercise such renewal options.

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

Impairment of Long-Lived Assets. We determine whether impairment write-downs are necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location’s assets might not be recoverable. Recovery is measured by comparing the carrying value of the location’s assets to the future undiscounted net cash flows that we expect such assets to generate. Assets are considered impaired to the extent that the asset carrying value exceeds the future undiscounted cash flow associated with such asset. An impairment charge is recorded at an amount that is usually equal to the difference between the asset carrying value and the estimated present value of future net cash flows.

Some of the assumptions that are used to estimate future net cash flow include guest traffic, average meal price, specific lease provisions such as rent escalation clauses, costs associated with the ongoing maintenance and improvements of the assets, other operating expenses, and disposal value, if any. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. If material adverse changes in these factors occur, or if our assumptions used to estimate future net cash flow are materially incorrect, impairment charges may become necessary in the future, and such charges could be material. During fiscal 2003, we recorded asset impairment charges of $6.7 million relating to 49 “Non-Core Cafeterias”. Based on our evaluation of recent sales trends at these 49 cafeterias, we concluded that continued efforts to build guest traffic in these cafeterias were not likely to yield the future cash flows necessary to recover their net carrying values. See Note 2 to the Financial Statements for further discussion.

Goodwill. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective for July 1, 2001. SFAS No. 142 required that we analyze goodwill for impairment issues within the first six months of adopting SFAS No 142. We completed that evaluation and determined that no impairment charges were required.

At the end of fiscal 2003, goodwill is $3.2 million, or 2.9% of total assets. All of our goodwill resulted from the acquisition of Morrison Restaurants, Inc. in 1998 (the “Morrison Acquisition”). Goodwill is evaluated at the reporting unit level, as required. We consider individual cafeterias to be our reporting units. All of the goodwill remaining relates to seven cafeterias. In assessing the recoverability of recorded goodwill we make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for goodwill. We performed the annual impairment tests at the ends of fiscal 2003 and fiscal 2002, and the tests determined that there was no goodwill impairment. See Note 2 to the Financial Statements for further discussion.

Liabilities of Ongoing Obligations Related to Closed Cafeterias. We periodically review the historical operating cash flow and forecasts of future operating cash flow for each cafeteria. Forecasted cafeteria-level cash flow is a primary determinant in whether the cafeteria will continue to operate or be closed. In April 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under previous accounting principles, we recognized a liability for an exit cost at the date of our commitment to an exit plan. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities that were initiated after December 31, 2002. Prior to the adoption of SFAS No. 146, for those cafeterias which we decided to close, we recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (EITF 94-3). EITF 94-3 requires that such charges be recorded in the period in which we approve an exit plan that will result in the incurrence of costs that have no future economic benefit. Charges recorded under both SFAS No. 146 and EITF 94-3 typically relate to rent and other occupancy costs to be incurred after closing a cafeteria. We reduce these charges by our estimates of recoveries from subleasing activity, net of an allowance for uncollected sublease income, or our estimates of reductions from negotiations with the landlord, if any. The primary factors we consider when evaluating whether to include expected recoveries from subleasing activity are whether a sublease is under contract or if not, whether sufficient time remains under the lease contract for the property to be reasonably marketable. We require a minimum of five years remaining under the lease contract to consider recoveries from potential subleasing activities in determining the net charge reflected in the financial statements. If the actual results of our efforts to mitigate the ongoing obligations related to closed cafeterias are different from our estimates, a material adjustment to record additional liabilities or reduce recorded liabilities may be required.

As of the end of fiscal 2003, we have 29 closed cafeteria locations with remaining lease obligations. The total estimated remaining obligation relating to these leases was $14.7 million at the end of fiscal 2003. We have entered sublease arrangements with respect to 13 of these locations that offset $6.4 million of our remaining obligations. See Note 3 to the Financial Statements for further discussion.

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

We periodically review the valuation allowance and adjust its amount, if necessary. The factors used to assess whether such an adjustment is appropriate are our forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. At the end of fiscal 2003, we have a valuation allowance equal to the net deferred tax asset. See Note 7 to the Financial Statements for further discussion.

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

Pension Accounting. We sponsor noncontributory defined benefit pension plans. As of December 31, 2001, accrual of additional team member benefits under these plans was frozen. The plans provide pension benefits that are based on an average of the team member’s earnings and years of credited service. Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that we may determine appropriate. We account for the defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Balance Sheet to the extent of any unfunded accrued pension cost, which is the difference between the accumulated benefit obligation and the fair value of the plan assets. When it is necessary to establish a minimum pension liability, an equal amount, plus the carrying value of any related prepaid pension asset, is recorded as a reduction to shareholders’ equity (deficit) (in accumulated other comprehensive loss, net of tax), in the Balance Sheet.

To determine whether a minimum pension liability is required under Statement No. 87, we must make certain assumptions. First, we use a discount rate to calculate the present value of the accumulated benefit obligation. In determining the discount rate, we consider rates of return on high-quality fixed-income investments. At the end of fiscal 2003, we determined this rate to be 6.00 percent compared to 7.25 percent used for fiscal 2002. Second, we establish an assumption for the expected long-term rate of return on pension plan assets that is used to measure the expected return on plan assets component of the net periodic pension cost for the upcoming year. At the end of fiscal 2003, we determined the rate for measuring fiscal 2004 net periodic pension cost to be 8.50% compared to 9.00% for fiscal 2003 and fiscal 2002. If we experience a difference between the actual return on plan assets and the expected return, then the amount of that difference is deferred and is amortized into periodic pension expense (income).

At the end of fiscal 2003, our net balance sheet liability for accrued pension cost was $41.7 million. We contributed $0.8 million to the pension plans during fiscal 2003 and we expect that the required contributions during fiscal 2004 will be approximately $8 million. For fiscal 2003, we recognized pension expense of $2.0 million. We currently expect pension expense for fiscal 2004 to be approximately $4.1 million. See Note 10 to the Financial Statements for further discussion.

Results of Operations

Fiscal Year-End Reporting Period Change

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period for our 2002 fiscal year, resulting in a 2003 and 2002 fiscal year-end dates of July 1, 2003 and July 2, 2002, respectively. Prior to the change, our fiscal years ended on June 30. After the change, quarterly reporting includes 13-week periods except for a 53-week year in which the fourth quarter of that fiscal year will include 14 weeks. The change from a monthly reporting period to a 52-53 week reporting period is consistent with our industry. We refer to the fiscal year ended July 1, 2003 as fiscal 2003, the fiscal year ended July 2, 2002 as fiscal 2002 and the fiscal year ended June 30, 2001 as fiscal 2001.

As a result of the fiscal year-end reporting period change, fiscal 2003 had 364 days, fiscal 2002 had 367 days and fiscal 2001 had 365 days. Three fewer days for fiscal 2003 compared to fiscal 2002 resulted in comparatively lower net sales of approximately $2.8. Two additional days for fiscal year 2002 compared to fiscal 2001 resulted in comparatively higher net sales for fiscal 2002 of approximately $1.8 million.

Fiscal 2003 Compared to Fiscal 2002

Net sales. Total net sales for fiscal 2003 were $320.3 million, an 8.4% reduction from net sales of $349.7 million for fiscal 2002. Comparative net sales declined $2.8 million due to three fewer days. Cafeterias closed in fiscal 2002 accounted for $7.7 million, or approximately 26%, of the total decline in net sales. The remaining decline of $20.7 million is attributable to lower same-store net sales. Same-store cafeterias are cafeterias that were open for the entire period in both fiscal years. The decrease in same-store net sales of 7.3% reflects a decline in same-store guest traffic of 9.1%, which was partially offset by a check average increase of 1.8%. Approximately 64% of the check average increase is attributable to price increases and the remainder is due to various menu promotions.

Comparative same-store net sales by quarter for fiscal 2003 were (3.4)%, (3.8)%, (6.6)%, and (8.1)%, respectively for the first through fourth quarters. The family-dining segment of the restaurant industry in which we operate, and in particular, cafeteria chains, have experienced significant sales declines. We believe that the weakened economy, sluggish retail environment, international events, and the uncertainty created by a volatile stock market during fiscal 2003 have each had a negative impact on our segment of the restaurant industry. Furthermore, a significant portion of our guest base is comprised of mature guests who are more likely than other demographic groups to be dependent on fixed income. We believe that this group has curtailed its discretionary spending, materially contributing to the decline in guest visits to our cafeterias.

The guest count decline was more significant in our cafeterias located in regional shopping malls. These cafeterias comprise approximately one-half of our cafeterias. Fiscal 2003 same-store net sales for mall cafeterias were down 11.3% while non-mall cafeterias were down 7.6%, a difference of 3.7%. Fiscal 2003 same-store net sales for Non-Core Cafeterias were down 10.1% while Core Cafeterias were down 4.2%, a difference of 5.9%.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	Fiscal 2003	Fiscal 2002	Change

Cost of sales	56.8%	55.8%	1.0%
Other operating expenses	37.6%	36.9%	0.7%
General and administrative expenses	3.7%	3.3%	0.4%
Other expenses (income)	(0.2)%	(0.1)%	0.1%

Cafeteria-Level Income. Cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.7% and 7.3% for fiscal 2003 and fiscal 2002, respectively. The reasons for this change are discussed below.

Cost of sales. Cost of sales as a percent of net sales increased 1.0%. That increase is a combination of a 0.8% increase in food costs as a percent of net sales and a 0.2% increase in labor costs as a percent of net sales.

Most of the food cost increase relates to various marketing promotions during fiscal 2003. These programs were aimed at increasing the high-quality food reputation of the Piccadilly brand and increasing the brand’s perception for great value. For example, we enhanced one of our highest selling items, catfish, by increasing the meal portion 50% for many of our guests and promoting an “All-You-Can-Eat Catfish” special during portions of our first and second fiscal quarters. The catfish promotions increased the frequency of catfish meal sales by approximately 45% and increased the quantity of catfish consumed by guests by approximately 120% during the promotion period. Coincident with the catfish promotions, the market price of catfish increased significantly, while the retail price charged to our guests was maintained. We discontinued the catfish promotions during the second quarter. Since the end of the promotion, we have mitigated the increase in catfish prices by purchasing similar products at lower costs from other suppliers.

The increase in labor costs, as a percent of net sales, is due to the decline in net sales in relationship to the fixed component of labor costs, primarily cafeteria management staff. Hourly labor costs, as a percent of net sales, was down 0.2% from fiscal 2002.

Other operating expenses. Other operating expenses increased 0.7% as a percent of net sales. Marketing expenses increased to 2.6% of net sales in fiscal 2003 compared to 2.2% of net sales in fiscal 2002.

Team member benefit costs as a percent of net sales were 1.4% in fiscal 2003 compared to 2.1% in fiscal 2002. Team member benefit costs decreased $3.3 million. Approximately $2.3 million of the decrease in benefit costs resulted from changes made during fiscal 2002 to our team member benefit plans. Additionally, we reduced benefit costs in fiscal 2003 by utilizing assets from a Morrison Restaurants, Inc. (Morrison) trust fund (the Trust) that had been established to provide benefits under a self-insured medical reimbursement plan. Effective January 1, 1999, we terminated the Morrison plan and team members formerly eligible to participate in that plan were then eligible to participate in the Piccadilly Cafeterias, Inc. Health Insurance Plan. The Trust continued to pay run-off claims that were incurred prior to January 1, 1999. As of March 2000, all run-off claims had been paid, the Trust had remaining cash balances of $1.2 million, and the Trust was effectively frozen. The remaining Trust assets were used to pay team member benefit costs during fiscal 2003, reducing our operating expenses by $1.2 million. All funds from the Trust were used as of the end of fiscal 2003.

The savings in team member costs were partially offset by increases, as a percent of net sales, of 0.4% in supplies expense, 0.2% in repairs and maintenance costs, and 0.5% in utilities expense. The increase in supplies expense as a percent of net sales is largely due to an increase in “Piccadilly To-Go” packaging costs related to the use of plastic meal containers rather than styrofoam meal containers.

General and administrative expenses. General and administrative expenses increased $0.1 million and increased 0.4% as a percent of net sales. Legal and professional fees increased $0.7 million over fiscal 2002 including $0.3 million paid to PMCM. Decreases in insurance costs and executive bonuses largely offset the increase in legal and professional fees.

Other income. During fiscal 2003 we sold a cafeteria that was closed before the start of fiscal 2003 resulting in a $0.4 million gain this year. Since the cafeteria was closed before fiscal 2003, the gain is not included in Discontinued Operations in our Results of Operations. Other income in fiscal 2002 includes $0.2 million of interest income associated with a federal income tax refund received in fiscal 2002.

Interest expense. Fiscal 2003 interest expense was down $0.8 million compared to fiscal 2002 because of debt repayments in fiscal 2002 and in fiscal 2003. Amortization of financing costs and original issue discount, included in interest expense, was $1.5 million and $1.8 million, respectively for fiscal 2003 and fiscal 2002. While amortization of financing costs and original issue discount on our senior secured debt are lower due to the debt repayments, these savings have been partially offset by higher amortization costs related to our Senior Credit Facility.

Loss on early retirement of debt. As discussed in Note 4 to the Financial Statements we repurchased $8.3 million of our long-term debt in fiscal 2003 pursuant to excess cash flow offers required under the terms of our Debt Agreements. We recorded a charge of $1.3 million for early retirement of debt. The charge is comprised of $0.7 million premium paid over the repaid debt’s carrying value and $0.6 million for related unamortized financing costs. During fiscal 2002, we repurchased $13.0 million of our long-term debt and we refinanced our credit facility. We recorded charges in fiscal 2002 in the amount of $1.9 million, principally for the prorata portion of unamortized financing costs.

Provision for cafeteria impairments. As discussed in Note 2 to the Financial Statements, we recorded asset impairment charges of $6.7 million in fiscal 2003. We recorded $0.4 million of asset impairment charges in fiscal 2002.

Provision for cafeteria closing costs: As discussed in Note 3 to the Financial Statements, we recorded reserves for cafeteria closing costs of $5.3 million in fiscal 2003.

Provision for income taxes (benefit). During fiscal 2003, we applied to the Internal Revenue Service for certain tax accounting method changes. As a result of these changes, we also filed a $2.5 million refund claim to carry back the tax net operating loss generated in fiscal 2002 to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. Likewise, in fiscal 2002 we filed a $2.0 million refund claim with the Internal Revenue Service to carry back net operating losses recognized in fiscal 2001 to the June 30, 1996 tax year. Because a full valuation allowance had previously been established for the Company’s net deferred tax assets, including net operating losses, these refunds resulted in adjustments to the valuation allowance and tax benefits of approximately $2.5 million for fiscal 2003 and $2.0 million for fiscal 2002. We received approximately $2.4 million of the $2.5 million refund during fiscal 2003 and the remaining $0.1 million in the first quarter of fiscal 2004. Under SFAS No. 109, Accounting for Income Taxes, a valuation allowance is still recorded for the remaining net deferred tax assets.

Discontinued operations. Discontinued operations include the net operating results of 32 cafeterias closed since the end of fiscal 2002. The 32 cafeterias closed in fiscal 2003 had net losses in fiscal 2003 and fiscal 2002, excluding the allocation of corporate overhead and excluding gain on sale of properties, of $3.5 million and $3.0 million, respectively. During fiscal 2003, we closed and then sold a cafeteria property yielding a gain of $0.8 million.

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Total net sales for fiscal 2002, were $349.7 million, a 9.1% reduction from fiscal 2001 net sales of $384.7 million. Fiscal 2002 includes two additional days resulting from the adoption of a 52-53 week fiscal year reporting period during fiscal 2002 (see “Fiscal Year-End Reporting Period Change” above for further discussion). Net sales for these two additional days were $1.8 million. Cafeteria closings in fiscal 2001 and fiscal 2002 accounted for $25.3 million of the total decline in net sales. The remaining decline of $15.7 million is attributable to comparatively lower same-store net sales. Same-store cafeterias are cafeterias that were open for twelve full periods in both fiscal years. The same-store net sales decrease of 4.0% reflects a decline in same-store guest traffic of 7.6%, which was partially offset by a check average increase of 3.9%. The check average increase is primarily due to a price increase implemented mid-way in fiscal 2001 and various meal promotions during fiscal 2002 that were designed to enhance check average.

Comparative same-store net sales by quarter for fiscal 2002 were (4.9)%, (6.0)%, (4.0)%, and (1.0)%, respectively for the first through fourth quarters. After September 11, 2001, we experienced a steeper decline in our net same-store sales. We believe the steeper decline was attributable to lower traffic in regional shopping malls. Approximately one-half of our cafeterias are located in regional shopping malls. In November 2001, we began a two-month marketing and advertising campaign designed to increase guest traffic. We believe the campaign was partially responsible for improving guest traffic trends to pre-September 11 levels by mid-December. In March 2002 we began a four-month advertising campaign that included television and/or radio advertising in markets covering approximately one-half of our cafeterias. All of our cafeteria markets were included in a related direct mail promotion. Comparative same-store sales for April were down 3.7%, while comparative same-store sales for May and June were up 0.1% and 0.6%, respectively. We believe that the most recent advertising campaign was partially responsible for improving the year-over-year sales comparisons for the fourth quarter, particularly for the last two months of the quarter.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative fiscal years.

	Fiscal 2002	Fiscal 2001	Change

Cost of sales	55.8%	57.3%	(1.5)%
Other operating expenses	36.9%	37.4%	(0.5)%
General and administrative expenses	3.3%	4.1%	(0.8)%
Other expenses (income)	(0.1)%	(0.2)%	(0.1)%

Cafeteria-Level Income. Cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 7.3% and 5.3% for fiscal 2002 and fiscal 2001, respectively. The reasons for the improvement are discussed below.

Cost of Sales. Cost of sales as a percent of net sales decreased 1.5%. That decline is a combination of a 0.2% decrease in food costs as a percent of net sales and a 1.3% decrease in labor costs as a percent of net sales. The decrease in food costs, as a percent of net sales, is primarily due to the price increase implemented mid-way in fiscal

2002.     The improvement in labor costs, as a percent of net sales, is due primarily to savings realized from reduced labor hours combined with the price increase. On average, labor hours, primarily in the kitchen production area, are approximately 26 hours per day per cafeteria lower than a year ago. This reduction in labor hours is due to lower sales level, staff reductions, and scheduling efficiencies.

Other Operating Expenses. Other operating expenses decreased 0.5% as a percent of net sales. Meal discounts declined 0.7% as a percent of net sales after various sales promotions were eliminated. Manager compensation declined 0.6% as a percent of net sales as a result of a newly designed management incentive compensation plan implemented in fiscal 2002. Utility costs decreased 0.5% as a percent of net sales reflecting lower gas costs.

The decreases in other operating expenses were partially offset by other categories that increased as a percent of sales. Rent expense increased 0.6% as a percent of net sales primarily from the sale-leaseback transactions completed in March and July 2001. Advertising expenses increased 0.5% as a percent of net sales reflecting the sales-building advertising campaigns introduced during fiscal 2002. Team member benefits costs increased 0.2% as a percent of net sales due to an increase in health claims costs and an increase in pension expense in the first six months of the fiscal year. We addressed the increases in team member benefit costs by restructuring our team member health insurance program and freezing our defined benefit pension plan effective January 1, 2002. The team members that were formerly eligible for benefits under the defined benefit pension plan are now eligible for benefits in our 401(k) plan.

Provision for Cafeteria Impairments and Closings. We recorded cafeteria impairment charges of $0.4 million in fiscal 2002. We recorded a $0.2 million charge related to closing a cafeteria for which we exercised our right to exit the operating lease. We recorded a $0.2 million charge related to closing a cafeteria for which the landlord exercised his right to terminate our lease. In fiscal 2001, we recorded impairment charges of $9.9 million related to the impairment of long-lived assets and $0.5 million for exit costs related to cafeterias that were scheduled to close (see Note 2 and Note 3 to the Financial Statements for further discussion).

Amortization and Write-off of Goodwill. Of the 61 cafeterias included in the fiscal 2001 impairment charge, 47 were acquired in the Morrison Acquisition. Consequently, we recorded a $4.7 million impairment charge against goodwill. Also during fiscal 2001, we recorded a charge of $0.3 million to write-off goodwill associated with four Morrison cafeterias closed in fiscal 2001 (see Note 2 to the Financial Statements for further discussion).

General and Administrative Expenses. Fiscal 2002 general and administrative expenses declined $4.0 million and as a percent of net sales decreased 0.8%. In May 2001, we initiated and completed a management reorganization plan that eliminated 25 executive and district operations management positions. Included in fiscal 2001 general and administrative expense is $1.5 million for severance costs. Substantially all of the $1.5 million of severance costs was paid as of the end of fiscal 2001, with the remainder paid during the first quarter of fiscal 2002. Excluding the effects of the $1.5 million charge, general and administrative expenses, as a percent of net sales was 3.0% for fiscal 2002, compared to 3.3% for fiscal 2001. The decline is attributable to the ongoing benefits of the reorganization plan.

Interest Expense. Fiscal 2002 interest expense was down $2.0 million compared to fiscal 2001 because debt levels were lower. Amortization of financing costs and original issue discount, included in interest expense, was lower in the fiscal 2002 by $0.7 million.

Other expense (income). Fiscal 2002 other expense (income) includes interest income related to an IRS refund discussed in Note 2 to the Financial Statements in the amount of $0.2 million. Fiscal 2001 includes a gain on a sale of a piece of land in the amount of $0.3 million.

Provision for Income Taxes. As discussed in Note 7 to the Financial Statements, on March 7, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted. A provision of that Act allows a five-year carry back period for net operating losses for the 2001 tax year. In fiscal 2002 we filed a refund claim with the IRS to carry back net operating losses to 1996 that resulted in a refund of $2.0 million. Because a valuation allowance had previously been established for these net operating losses, this refund resulted in an adjustment to the valuation allowance, which resulted in a tax benefit of $2.0 million in fiscal 2002.

Discontinued operations. Discontinued operations include the net operating results of 32 cafeterias closed since the end of fiscal 2002. The 32 cafeterias closed in fiscal 2003 had net losses in fiscal 2002 and fiscal 2001, excluding the allocation of corporate overhead and excluding gain on sale of properties, of $3.0 million and $1.8 million, respectively.

Liquidity and Capital Resources

Liquidity. We expect to file for protection under the federal bankruptcy laws during our second fiscal quarter ending December 31, 2003. If the Company files for bankruptcy in connection with a sale of a significant portion of its operating assets under Section 363 of the Bankruptcy Code, then, based on the indicative purchase prices being discussed with interested parties, the cash realized from the 363 sale, together with any net cash realized in liquidating the Company's remaining assets, will not be sufficient to pay the Company's liabilities in full. If we cannot reach a definitive agreement, we expect to reorganize under Chapter 11 of the Bankruptcy Code in October 2003. In that case, without a purchaser to pay cash to the Company for its business, the Company would seek to renegotiate the terms of its existing debt and have a plan of reorganization confirmed by its creditors and approved by the bankruptcy court. The outcome for all of the Company's creditors under a plan of reorganization is unclear, but the shareholders would receive little or no value for their equity interests under any plan of reorganization. We believe, based on our current cash flow projections, that during the pendency of the bankruptcy proceeding we will have sufficient cash available to fund operating needs without the necessity of debtor-in-possession financing.

Our current financial projections indicate that if we continue to experience declining sales trends, our ability to maintain compliance with the financial covenants of the Senior Credit Facility will be impaired during fiscal 2004. As further discussed below, we have significant obligations that are due during fiscal 2004 including contributions to our pension plans and mandatory debt retirement provisions of our Term A Senior Secured Notes. Borrowing limitations under the Senior Credit Facility could prevent us from accessing amounts otherwise available thereby impairing our ability to meet our obligations. At the end of fiscal 2003, such limitations reduced the borrowing availability under the Senior Credit Facility by $3.2 million.

If we default under the terms of the Senior Credit Facility, the lender has the right to terminate the Senior Credit Facility, accelerate the maturity of any outstanding obligations under the Senior Credit Facility, and require that additional collateral be provided to secure the lender’s exposure with regard to any outstanding commercial letters of credit issued on our behalf. Additionally, under the provisions of an intercreditor agreement between our lenders, we may also be in default of our senior secured debt. We are uncertain as to our ability to obtain i) alternative sources of liquidity in the event of a default under the Senior Credit Facility or ii) additional sources of liquidity if the borrowing availability under our Senior Credit Facility is insufficient. Given the recent financial performance of the Company, such alternative sources of liquidity would be difficult to obtain on commercially acceptable terms or at all.

Pension contributions. We made pension contributions to our defined benefit plans during fiscal 2003 of $0.8 million. Our consulting actuaries have estimated that annual cash contributions to the Piccadilly defined benefit pension plan for the 2004 plan year (which is a calendar year) might range from $7 million to $12 million commencing in April 2004 and might average $7 million over the following four plan years. The ultimate amount of the contributions owing for the 2004 plan year cannot be ascertained until we determine the fair value of the pension assets at December 31, 2003. The significant increase in expected pension plan contributions is attributable to first, the portfolio of pension assets has yielded market losses over the past several years, reducing the fair market value of the invested assets and secondly, to declines in market interest rates that have increased the present value of future benefit obligations. Our consulting actuaries have further advised us that proposals currently under consideration by the United States Congress will not provide significant relief to next year’s contribution range.

Early retirement of debt. We are required each year to make offers to repurchase the Term A Senior Secured Notes (the “Senior Notes”) utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA (as defined below) less interest expense, income tax expense, and capital expenditures. Specifically, the Senior Notes require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer to repurchase Senior Notes at 101% of the principal amount thereof, plus accrued interest. The excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow. Based on our current projections, we expect to have the ability to satisfy excess cash flow payment requirements by using cash balances then on hand and cash that will be available under our Senior Credit Facility. However, given the likelihood that the Company will seek protection under the federal bankruptcy laws in the near future, the Company decided to not provide the required notice. Under the terms of the Term A Senior Secured Notes, the Trustee for the Noteholders will have the right to notify the Company of its contractual breach which, if not cured timely, would accelerate the Company’s $39.2 million indebtedness. If such a notice is received, the Company does not intend to cure the breach.

Senior Credit Facility. We have a $20 million senior credit facility with Wells Fargo Foothill (the “Senior Credit Facility ”). The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%. The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before interest expense, income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. Compliance with the financial covenants, formerly measured quarterly, is now measured monthly. All of our financial covenant tests are measured with results for the most recent twelve-month period. As of the end of fiscal 2003, we complied with all of the financial covenants of the Senior Credit Facility.

As of August 15, 2003, there were no outstanding borrowings under the Senior Credit Facility. Approximately $13.7 million of the Senior Credit Facility was used for outstanding commercial letters of credit and $6.3 million was available for borrowing, subject to a $3.2 million borrowing base reserve, for working capital and for other corporate purposes.

Capital expenditures. Purchases of property, plant and equipment for fiscal 2003 were $7.0 million, compared to $5.0 million for fiscal 2002. The increase in capital expenditures was related to $0.6 million to buyout certain cafeteria equipment formerly leased, $0.7 million to purchase and install new menu signage, $0.3 million for computer equipment and software, and $0.5 million for replacement cafeteria equipment and major repairs to extend the life of certain cafeteria properties. Our maintenance capital expenditures are limited to $8.0 million per fiscal year and investments in new cafeterias are limited to $6.0 million per fiscal year under the terms of our Senior Notes and Senior Credit Facility.

Rating Agencies. Moody’s and Standard & Poor’s (S&P) initially assigned first-time ratings of B2 and B+, respectively, to our senior secured debt. Subsequently, Moody’s downgraded its rating from B2 to Caa1 and S&P downgraded its rating from B+ to CCC-. These ratings are subject to revision or withdrawal at any time. Moody’s assigns a “Caa1” credit rating to bonds it “judges to be of poor standing and are subject to very high credit risk..” S&P assigns a “CCC-” rating to obligations for which it considers “has very weak financial security characteristics, and is dependent on favorable business conditions to meet financial commitments.” A plus (+) or minus (-) sign is added “to show relative standing with the major rating categories.” We express no opinion on the ratings assigned to the notes by Moody’s and S&P and do not believe that these ratings downgrades will have a material adverse impact on our ability to repay the Senior Notes, our Senior Credit Facility, or our liquidity in the foreseeable future. We have no credit facilities or commitments containing rating triggers.

Dividends. We have not paid a dividend on our Common Stock since the Board of Directors suspended our regular quarterly dividend on February 7, 2000. Our Senior Credit Facility prohibits payment of dividends.

Trends and Uncertainties

Pension plan liability. We are the sponsor of two defined benefit pension plans (see Note 10 to the Financial Statements for further discussion). Each of these plans is frozen so no ongoing employee service cost is credited. Events relative to these plans that are beyond the control of management have significantly impacted our operating results and our liquidity outlook. Overall, the portfolio of pension assets has yielded market losses over the past several years, reducing the fair market value of the invested assets. Secondly, declines in market interest rates have increased the present value of future benefit obligations. The net result is that the pension plans are underfunded at the end of fiscal 2003.

We do not administer or control the Morrison Restaurants, Inc. Retirement Plan. Ruby Tuesday, Inc. administers that plan. The Pension Committee of the Company administers the Piccadilly Cafeterias, Inc. Pension Plan (the “Plan”) but does not direct investment decisions relative to the assets of the Plan. Rather, investment managers hired by the Pension Committee make these decisions. The Pension Committee is comprised of members of management. The Pension Committee has hired an investment advisor who meets with and provides quarterly performance reports of the investment managers hired by the Pension Committee.

Management has little influence in the market performance of the Plan’s invested assets and has no influence over market interest rates. Substantial volatility in the financial markets has resulted in material pension liabilities on our Balance Sheets which liabilities, at the end of fiscal 2003, exceed shareholders’ equity. We cannot forecast whether the market performance of Plan assets together with increases in market interest rates could recover to the point that the recorded liabilities would be eliminated nor can we forecast whether such a recovery, if any, would occur before substantial cash contributions to these plans are required. We cannot be certain that we will have sufficient liquidity necessary to make required cash contributions to these plans as they become due.

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

We categorize our cafeterias into “Core Cafeterias” and “Non-Core Cafeterias”. Non-Core Cafeterias are those locations with relatively low net sales and low levels of operating earnings. For fiscal 2003, average net sales for Non-Core Cafeterias were $1.3 million compared to $2.0 million for Core Cafeterias. Average net loss, excluding allocation of corporate overhead, impairment charges and depreciation charges, for Non-Core Cafeterias was approximately $(13,000) compared to approximately $211,000 on average for Core Cafeterias. 69% of Non-Core Cafeterias are located in regional shopping malls while only 33% of other cafeterias are in similar locations.

The table below quantifies the number of Non-Core Cafeterias and Core Cafeterias as of July 31, 2003 by the fiscal year in which the current lease terms expire.

	Core	Non-Core	Total Leased
	Cafeterias	Cafeterias	Cafeterias

Leased locations:
Fiscal 2004	7	12	19
Fiscal 2005	12	12	24
Fiscal 2006	15	8	23
Fiscal 2007	14	3	17
Fiscal 2008	14	2	16
Remaining years	56	9	65

Subtotal	118	46	164
Owned locations	7	3	10

Total	125	49	174

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our Senior Notes bear interest at 12.0%, subject to annual adjustment on November 1. The interest rate is adjusted each year to 12.0% plus 0.50% for every $1.0 million of EBITDA (for the preceding fiscal year) in excess of $27.0 million, not to exceed a 1.5% increase in any one year, and not to exceed a rate of 16.5%. Our EBITDA for fiscal 2003 was $16.6 million. Therefore, the interest rate on our Senior Notes will remain fixed at 12.0% through October 31, 2003.

Our Senior Credit Facility bears interest at the Wells Fargo prime interest rate plus 2.0%. At the end of fiscal 2003, we had outstanding borrowings under this facility of $2.0 million. As of September 29, 2003, there were no outstanding borrowings under the Senior Credit Facility.

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

Item 8. Financial Statements and Supplementary Data

Balance Sheets

	(Amounts in thousands)
	Balances at
	July 1, 2003	July 2, 2002

ASSETS
Current Assets
Cash	$3,157	$5,661
Accounts and notes receivable	834	952
Inventories	9,419	11,286
Other current assets	1,806	1,541

Total Current Assets	15,216	19,440
Property, Plant and Equipment
Land	6,888	8,872
Buildings and leasehold improvements	105,419	117,170
Furniture and fixtures	89,992	106,070
Machinery and equipment	10,198	10,687
Construction in progress	274	617

	212,771	243,416
Less allowances for depreciation	129,199	144,021

Net Property, Plant and Equipment	83,572	99,395
Goodwill	3,159	3,705
Other Assets	8,926	11,155

TOTAL ASSETS	$110,873	$133,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current portion of long term debt, net of $295,000 and $766,000 unamortized discount at July 1, 2003 and July 2, 2002, respectively	$4,377	$9,112
Accounts payable	6,099	7,831
Accrued interest	890	984
Accrued salaries, benefits and related taxes	9,879	12,973
Accrued rent	3,525	3,502
Other accrued expenses	4,686	4,592

Total Current Liabilities	29,456	38,994
Notes Payable, net of $2,184,000 and $2,927,000 unamortized discount at July 1, 2003 and July 2, 2002	34,313	34,695
Reserve for Cafeteria Closings	5,843	5,163
Other Noncurrent Liabilities, less current portion	7,671	8,039
Minimum Pension Liability	41,657	22,538
Shareholders’ Equity (Deficit)
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	—	—
Common Stock, no par value, stated value $1.82 per share, authorized 100,000,000 shares; issued and outstanding: 10,910,221 shares at July 1, 2003 and 10,865,589 shares at July 1, 2002	19,836	19,782
Additional paid-in capital	18,486	18,506
Retained earnings (deficit)	(4,935)	8,680

	33,387	46,968
Less treasury stock, at cost: 14,864 common shares at July 2, 2002	—	164
Less accumulated other comprehensive loss	41,454	22,538

Total Shareholders’ Equity (Deficit)	(8,067)	24,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$110,873	$133,695

See Notes to Financial Statements

Statements of Operations

	(Amounts in thousands - except per share data)
	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Net sales	$320,339	$349,694	$384,745
Costs and expenses:
Cost of sales	181,867	195,227	220,520
Other operating expenses	120,357	128,937	143,708
General and administrative expenses	11,714	11,626	15,591
Other expenses (income)	(738)	(421)	(595)
Interest expense	7,133	7,978	9,958
Amortization and write-off of goodwill	—	—	5,343
Loss on early retirement of debt	1,326	1,906	2,520
Provision for cafeteria impairments and closings	11,989	389	13,887

	333,648	345,642	410,932

Income (Loss) from continuing operations before income taxes	(13,309)	4,052	(26,187)
Provision for income taxes (benefit)	(2,520)	(2,026)	8,072

Income (Loss) from continuing operations	(10,789)	6,078	(34,259)

Discontinued operations:
Loss from operations	(3,528)	(2,968)	(1,771)
Gain on disposal of cafeteria closed	831	—	—

Net (Loss) from discontinued operations	(2,697)	(2,968)	(1,771)

Net Income (Loss)	$(13,486)	$3,110	$(36,030)

Weighted average number of shares outstanding-basic	10,891	10,578	10,504
Weighted average number of shares outstanding-assuming dilution	10,891	10,812	10,504
Income (Loss) per share from continuing operations-basic	$(0.99)	$0.57	$(3.26)
Income (Loss) per share from continuing operations-assuming dilution	(0.99)	0.56	(3.26)
Discontinued operations per share-basic	(0.25)	(0.28)	(0.17)
Discontinued operations per share-assuming dilution	(0.25)	(0.27)	(0.17)
Net income (Loss) per share - basic	(1.24)	0.29	(3.43)
Net income (Loss) per share - assuming dilution	(1.24)	0.29	(3.43)

See Notes to Financial Statements

Statements of Changes in Shareholders’ Equity (Deficit)

	(Amounts in thousands - except per share data)
					Accumu-
					lated			Total
			Addi-		Other			Share-
	Common Stock		tional	Retained	Compre-	Treasury Stock		holders’
			Paid-In	Earnings	hensive			Equity
	Shares	Amount	Capital	(Deficit)	Income	Shares	Amount	(Deficit)

Balances at June 30, 2000	10,503	$19,141	$18,735	$41,678	$—	25	$273	$79,281
Net loss				(36,030)				(36,030)
Stock issuances from treasury						(22)	(56)	56
Purchases of treasury stock	—	—	—	—	—	22	56	(56)

Balances at June 30, 2001	10,503	19,141	18,735	5,648	—	25	273	43,251
Net income				3,110				3,110
Minimum pension liability	—	—	—	—	(22,538)	—	—	(22,538)

Comprehensive loss								(19,428)
Stock issuances from treasury						(35)	(142)	142
Purchases of treasury stock	10			(78)		25	33	(111)
Exercise of stock warrants	352	641	(229)	—	—	—	—	412

Balances at July 2, 2002	10,865	19,782	18,506	8,680	(22,538)	15	164	24,266
Net loss				(13,486)				(13,486)
Minimum pension liability					(18,916)			(18,916)

Comprehensive loss								(32,402)
Stock issuances from treasury				(129)		(15)	(164)	35
New shares issued	45	54	(20)	—	—	—	—	34

Balances at July 1, 2003	10,910	$19,836	$18,486	$(4,935)	$(41,454)	—	$—	$(8,067)

See Notes to Financial Statements

Statements of Cash Flows

	(Amounts in thousands)
	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Operating Activities
Net Income (Loss)	$(13,486)	$3,110	$(36,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs	13,690	16,305	16,590
Income tax benefit, net of cash received	(82)	—	—
Amortization and impairment of goodwill	—	—	5,343
Expenditures associated with closed cafeterias	(3,679)	(3,306)	(1,439)
Provision for cafeteria impairments and closings	11,989	389	13,887
Loss on early extinguishment of debt	1,326	1,906	2,520
Provision for deferred income taxes and valuation allowance	—	—	8,072
(Gain) loss on disposition of assets	(1,471)	603	(82)
Pension expense - net of contributions	1,567	1,949	1,381
Changes in operating assets and liabilities
Accounts and notes receivable	200	78	(111)
Inventories	1,323	946	509
Other current assets	(265)	(456)	420
Other assets	(219)	(268)	1,347
Accounts payable	(1,732)	(1,994)	(2,298)
Accrued interest	(94)	(358)	893
Accrued expenses	(2,741)	(4,319)	(2,637)
Deferred gain/(loss) on sale-leaseback, net	—	(1,331)	1,243
Accrued team member benefits	(799)	(370)	1,700

Net Cash Provided by Operating Activities	5,527	12,884	11,308
Investing Activities
Purchases of property, plant and equipment	(6,979)	(5,032)	(5,004)
Proceeds from sale of property, plant and equipment	5,198	516	3,352
Proceeds from sale-leaseback transaction	—	8,996	20,006

Net Cash Provided (Used) by Investing Activities	(1,781)	4,480	18,354
Financing Activities
Proceeds from issuance of notes, net of discount	—	—	72,900
Proceeds from long-term debt	1,952	—	—
Payments on long-term debt	(8,366)	(12,083)	(92,877)
Financing costs	—	(906)	(8,778)
Proceeds from exercise of common stock warrants	—	412	—
Treasury stock transactions, net	164	23	(56)

Net Cash Used By Financing Activities	(6,250)	(12,554)	(28,811)

Changes in Cash and Cash Equivalents	(2,504)	4,810	851
Cash and cash equivalents at beginning of year	5,661	851	—

Cash and Cash Equivalents at End of Year	$3,157	$5,661	$851

Supplementary Cash Flow Disclosures
Income taxes paid (net of refunds received)	$(2,275)	$(1,836)	$140
Interest paid	5,745	6,592	5,590

See Notes to Financial Statements

Notes to Financial Statements

Note 1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared assuming that Piccadilly Cafeterias, Inc. (the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced continuing sales declines, and operating losses, has significant minimum pension liabilities and pension contribution obligations, and has significant debt repayment obligations. At July 1, 2003, the Company has a deficiency in assets. In addition, if the declining sales trend continues, the Company’s ability to maintain compliance with the financial covenants of its debt facilities will be impaired. The conditions described above raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liability that may result from the outcome of this uncertainty.

In May 2003, our Board of Directors accepted the resignation of Ronald A. LaBorde as the Company’s chief executive officer, and engaged PMCM, LLC (“PMCM”), an operationally focused turnaround and crisis management firm, to provide an interim chief executive officer, Mr. John G. “Jack” McGregor, as well as financial advisory, management and restructuring services to the Company. In June 2003, we announced that our Board of Directors had authorized management to pursue a range of strategic options, including a possible sale of the Company, in an effort to maximize the Company’s value for the benefit of its constituencies. Management, working together with PMCM, began to explore the feasibility of a variety of strategic options, including remaining independent but downsizing the Company by closing unprofitable restaurants and/or renegotiating the terms of unfavorable leases, seeking a capital partner to invest equity into the Company, seeking relief from the Pension Benefit Guaranty Corporation with respect to future funding obligations of the Company to restore the Company’s defined benefit plans to fully funded status, and renegotiating the terms of the Company’s secured indebtedness. However, given the magnitude of the Company’s funding liability for its pension plans, the projected cash cost of buying out the leases of the Company’s remaining unprofitable locations, and the Company’s liquidity constraints, management and PMCM concluded, and recommended to the Board, that while efforts would continue to pursue options to allow the Company to remain independent, the most prudent course of action would be to begin a process to determine whether credible bids to acquire the Company’s operations could be elicited.

With the Board's approval, in late July, the Company and PMCM invited expressions of interest from potential strategic and financial buyers. The Company and PMCM are involved in ongoing discussions with several parties interested in acquiring the Company’s profitable locations. All of the interested parties have indicated that they would structure their offers as a sale following the Company’s Chapter 11 bankruptcy filing in accordance with Section 363 of the United States Bankruptcy Code.

As of September 29, 2003, management and PMCM are pursuing negotiating the parameters of a sale and the terms and process leading to a definitive agreement and the consummation of a transaction. No assurance can be given that the Company will be successful in negotiating a definitive agreement with a prospective purchaser, in which event we expect to file a plan of reorganization under Chapter 11 of the Bankruptcy Code.

Fiscal Year-End Reporting Period Change. Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period for our 2002 fiscal year, resulting in a 2003 and 2002 fiscal year-end date of July 1, 2003 and July 2, 2002. Prior to the change, we reported on a June 30 year-end. After the change, quarterly reporting includes 13-week periods except for a 53-week year in which the fourth quarter of that fiscal year will include 14 weeks. The change from a monthly reporting period to a 52-53 week reporting period is consistent with our industry.

As a result of the fiscal year-end reporting period change, fiscal 2003 has 364 days, fiscal 2002 has 367 days and fiscal 2001 has 365 days. Three less days for fiscal 2003 compared to fiscal 2002 resulted in lower net sales and net income of approximately $2.8 million and $1.3 million, respectively. Two additional days in fiscal 2002 compared to fiscal 2001 resulted in additional sales and net income for fiscal 2002 of approximately $1.8 million and $0.4 million, respectively. We refer to the fiscal year ended July 1, 2003 as fiscal 2003 and the fiscal year ended July 2, 2002 as fiscal 2002. We refer to the fiscal years ended June 30, 2001 as fiscal 2001.

Use of Estimates. We prepare the Financial Statements in conformity with accounting principles generally accepted in the United States and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property, Plant and Equipment. Property, plant and equipment (PP&E) is stated at cost, except for PP&E that has been impaired, for which the carrying amount is reduced to estimated fair value. Depreciation is provided using the straight-line method for financial reporting purposes on the following estimated useful lives:

Buildings and component equipment	10–30 years
Furniture and fixtures	10 years
Machinery and equipment	4 years

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

All of our goodwill relates to the acquisition of Morrison Restaurants, Inc. in 1998 (the “Morrison Acquisition”). Goodwill is accounted for based on the provisions of SFAS No. 142. Goodwill is evaluated at the reporting unit level, as required. We consider individual cafeterias to be our reporting units. All of the goodwill remaining at the end of fiscal 2003 relates to seven cafeterias. In assessing the recoverability of recorded goodwill we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our annual impairment assessment is made as of our fiscal year-end. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for goodwill.

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

	(Amounts in thousands, except per share amounts)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Reported net income (loss)	$(13,486)	$3,110	$(36,030)
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of the tax effect	(75)	(155)	(402)

Pro forma	$(13,561)	$2,955	$(36,432)
Earnings (loss) per share:
As reported	$(1.24)	$0.29	$(3.43)
Pro forma	(1.25)	0.27	(3.47)

Earnings Per Share. Earnings per share of common stock are calculated under the provisions of SFAS No. 128, Earnings Per Share.

Advertising Expense. The cost of advertising is expensed as incurred. We incurred $5.9 million, $6.6 million, and $4.8 million, in advertising costs during fiscal years fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Pending Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. This interpretation applies immediately to a variable interest entity created or acquired after January 31, 2003. For variable interest entities acquired before February 1, 2003, this interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. We have not completed our assessment of the impact of this interpretation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. We adopted SFAS No. 145 beginning July 3, 2002. Losses on extinguishment of debt previously classified as an extraordinary item in prior periods are now reclassified to conform to the provisions of SFAS No. 145.

In April 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under previous accounting principles, we recognized a liability for an exit cost at the date of our commitment to an exit plan. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities that were initiated after December 31, 2002.

Note 2 CAFETERIA AND GOODWILL IMPAIRMENTS

Cafeteria Impairments: We determine impairment write-downs as being necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location’s assets may not be recoverable. During fiscal 2003, we recorded asset impairment charges of $6.7 million relating to 49 Non-Core Cafeterias. Based on our evaluation of recent sales trends at these 49 cafeterias, we concluded that continued efforts to build guest traffic in these cafeterias were not likely to yield the future cash flows necessary to recover their net carrying values.

We recorded asset impairment charges of $0.4 million for property, plant, and equipment relating to cafeterias closed during fiscal 2002 due to lease cancellations. During fiscal 2001, we determined that certain leases might not be renewed, and with respect to those cafeterias, revised our forecasts of undiscounted future operating cash flows accordingly. Primarily as a result of the revised forecasts, we determined that long-lived assets for 61 cafeterias, including 47 cafeterias acquired in the Morrison Acquisition, were impaired and we recorded asset impairment charges of $9.9 million for property, plant and equipment and a related $4.7 million charge against goodwill that had been recorded in connection with the Morrison Acquisition. Additionally, during fiscal 2001, we recorded $0.5 million for exit costs related to cafeterias scheduled to close during fiscal 2001.

Goodwill Amortization and Impairment: In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. We adopted SFAS No. 142 effective July 1, 2001. Accordingly, no goodwill amortization has been recorded during fiscal 2003 and fiscal 2002.

The following table presents net income and earnings per share for fiscal 2003, fiscal 2002 and fiscal 2001 in comparative format assuming no goodwill amortization in fiscal 2001:

	(Amounts in thousands)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Reported income (loss) from continuing operations	$(10,789)	$6,078	$(34,259)
Add back: goodwill amortization	—	—	380

Adjusted net income	$(10,789)	$6,078	$(33,879)

Reported basic EPS	$(1.24)	$0.57	$(3.26)
Add back: goodwill amortization	—	—	0.04

Adjusted basic EPS	$(1.24)	$0.57	$(3.22)

Reported diluted EPS	$(1.24)	$0.56	$(3.26)
Add back: goodwill amortization	—	—	0.04

Adjusted diluted EPS	$(1.24)	0.56	$(3.22)

We completed a transitional goodwill impairment test within six months of adopting SFAS No. 142 as required. The transitional impairment test required that fair value be tested as of the first day of our fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of July 1, 2001. We performed the annual impairment tests at the ends of fiscal 2003 and fiscal 2002, and the tests determined there was no goodwill impairment. Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired.

During fiscal 2003 we reduced the carrying value of goodwill by $.0.5 million. Approximately $0.4 million of the reduction related to the write-off of reserves for closed units that were initially setup as part of the acquisition accounting for Morrison units that were closed or were expected to close. These write-offs resulted from favorable lease settlements and terminations. The remaining $0.1 million related to the write-off of a contingency reserve that was initially setup as of the Morrison acquisition date. We do not believe that there remain any unasserted claims or liabilities that existed prior to our acquisition of Morrison’s on May 28, 1998.

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

Note 3 CAFETERIA CLOSINGS

Since the beginning of fiscal 2001 we have closed 67 cafeterias. Most of these cafeterias were closed at or near the end of their respective lease terms and were “Non-Core Cafeterias”. The operating results of these cafeterias are classified as discontinued operations in our Statements of Operations. Selected operating results for these cafeterias were:

	(Amounts in thousands)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Cafeterias closed at the end of the original or renegotiated lease term or owned	20	7	8
Cafeterias closed before the end of the lease term	12	16	4

Net sales	$21,820	$44,295	$74,213
Depreciation	549	1,452	1,807
Net loss/(gain) on asset sales	(1,777)	104	56
Closing charges	4,649	—	3,193
Net (Loss), excluding allocation of corporate overhead	(8,314)	(2,878)	(7,892)

During fiscal 2003, we closed 32 “Non-Core Cafeterias”. Of the 32 “Non-Core Cafeterias” that were closed, we owned two of the properties. One of those properties was subsequently sold during fiscal 2003 and the second property was sold shortly after the end of fiscal 2003. The remaining 30 closed “Non-Core Cafeterias” were leased properties. Of these 30 leases, 18 leases terminated during fiscal 2003 either by expiration of the lease term or by negotiations with landlords. We have continuing lease obligations relating to the remaining 12 leases. In fiscal 2003 we recorded closing charges of $5.3 million, primarily for the estimated settlement value of remaining lease-related obligations of the cafeterias closed in fiscal 2003. The operating results of these cafeterias are classified as discontinued operations in our Statements of Operations for all periods presented.

At the end of fiscal 2003, we were responsible for remaining lease-related obligations of $14.7 million related to 29 closed cafeterias, $6.5 million of which relates to the Morrison Acquisition. Sublease arrangements exist relating to 13 of these cafeterias providing for future sublease rentals of $6.4 million. We have recorded liabilities of $5.7 million to settle the minimum rent obligations and other lease-related charges for these closed cafeterias. During fiscal 2003, fiscal 2002, and fiscal 2001, we charged $3.3 million, $2.7 million, and $1.5 million, respectively, against these reserves for lease settlements and lease-related payments, net of sublease rentals received, of which $1.0 million in each fiscal year relates to the Morrison Acquisition.

Note 4 LOSS ON EARLY RETIREMENT OF DEBT

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. We adopted SFAS No. 145 in fiscal 2003 as required. Losses on extinguishments of debt previously classified as extraordinary charges have been reclassified to conform to the provisions of SFAS No. 145.

The required excess cash flow offers (see Note 9 for further discussion) for the year ended July 2, 2002, amounting to $9.9 million, were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance periods, we paid $3.6 million and $5.1 million, respectively, to repay debt, with the result that the Term Loan Credit Facility was entirely repaid. Fiscal 2003 includes a charge of $1.3 million for early retirement of debt. The charge was comprised of $0.7 million premium paid over the repaid debt’s carrying value and $0.6 million for related unamortized financing costs. After these repayments, $39.2 million of our 12% Term A Senior Secured Notes due fiscal 2007 (the “Senior Notes”) remained outstanding and our Term Loan Credit Facility was entirely repaid. Prospectively, because the Term Loan Credit Facility has been fully repaid, our excess cash flow offers will be limited to the first excess cash flow offer, or $5 million.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our Senior Notes. Also on December 11, 2001, we completed a three-year, $20.0 million senior credit facility with Foothill Capital Corporation (the “Senior Credit Facility”) that replaced a $14.4 million senior credit facility with commercial banks. A loss on the early retirement of debt of approximately $0.8 million was recorded to write-off unamortized financing costs related to the repurchased Senior Notes and the replaced credit facility in fiscal 2002.

On July 31, 2001, we completed a sale-leaseback of six of our owned properties. We received approximately $9.0 million in cash for the sale of the properties. We used substantially the entire net sale proceeds to purchase $9.4 million in face amount of our senior secured debt as required under the terms of the senior secured debt. We recorded a loss from the early retirement of debt of approximately $1.1 million to write-off unamortized financing costs associated with the repurchased senior secured debt.

On March 30, 2001, we completed a sale-leaseback transaction of 12 properties. We received $20.0 million in cash for the sale of the properties and used substantially the entire net proceeds to make open-market purchases of $16.0 million of our Senior Notes and $4.5 million in face amount of our floating rate Term B Notes due 2007. On April 13, 2001, we purchased $0.5 million of the Senior Notes. We recorded a $2.5 million loss from the early retirement of debt, primarily to write-off of unamortized financing costs associated with the extinguished debt.

Note 5 INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We own a one-seventh interest in Dallas Reinsurance Company, Ltd. (DallasRe). DallasRe is a group captive insurance company incorporated under the Companies Law of the Cayman Islands on July 11, 1980, and holds an Unrestricted Class “B” Insurers License under Section 4(2) of the Cayman Islands Insurance Law. DallasRe is engaged in the business of insuring and reinsuring various non-life risks (primarily workers’ compensation, general liability and automobile liability) of its shareholders from Old Republic Insurance Company (the “Ceding Insurer”). Our investment is recorded at cost of $450,000 and is included in Other Assets. Our investment is accounted for using the cost method because we do not have the ability to exercise significant influence over the Dallas Re’s operating and financial policies. Accordingly, the financial results of DallasRe are not consolidated with our results. We have held our investment in DallasRe since 1985. Each of the other six shareholders has a one-seventh interest and has held their own investment in DallasRe at least as long as we have. Our exposure to the claim losses of other shareholders along with other losses of DallasRe is limited to our investment in DallasRe. We have provided DallasRe a standby letter of credit for approximately $7.1 million securing our $250,000 deductible per claim. The letter of credit can be called if we are unable to pay our deductible commitments as they come due.

Note 6 MANAGEMENT REORGANIZATION

In May 2001, the Board of Directors approved a management reorganization plan, which eliminated 25 executive and district operations management positions. In connection with this reorganization, we recorded a charge of $1.5 million related to severance costs, which charge is included in general and administrative expenses. Substantially all of the $1.5 million of severance costs was paid as of the end of fiscal 2001.

Note 7 INCOME TAXES

Significant components of our deferred tax liabilities and assets are as follows:

	(Amounts in thousands)
	Fiscal 2003	Fiscal 2002

Deferred tax assets:
Minimum Pension Liability	$15,517	$8,395
Accrued expenses	4,770	6,400
Cafeteria closing reserves	2,176	1,891
NOL and tax credit carryforwards	18,190	12,434

	40,653	29,120
Valuation Allowance	(32,420)	(21,656)

	8,233	7,464
Deferred tax liabilities:
Property, plant and equipment	5,309	4,872
Prepaid pension costs	906	1,121
Inventories	2,018	1,471

	8,223	7,464

Net deferred tax assets	$—	$—

At the end of fiscal 2003, we had net operating loss carryforwards of $40.3 million and general business tax credit carryforwards of $1.2 million, including $17.2 million and $0.3 million resulting from the Morrison Acquisition. These carryforwards expire from 2010 through 2023.

SFAS No. 109, Accounting for Income Taxes, specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Accounting rules require that more restrictive criteria be used to consider the book value of deferred tax assets when cumulative pretax losses for recent years exist. As a result, a valuation allowance is recorded for the net deferred tax assets at the ends of fiscal 2003 and fiscal 2002.

During fiscal 2003, we applied to the Internal Revenue Service for certain tax accounting method changes. As a result of these changes, we filed a refund claim for $2.5 million to carry back the tax net operating loss generated in the fiscal 2002 tax year to prior years which were previously outside the permitted carry back period until the enactment of the Job Creation and Work Assistance Act of 2002. Likewise, in fiscal 2002, we filed a $2.0 million refund claim with the Internal Revenue Service to carry back net operating losses recognized in the fiscal 2001 tax year to the fiscal 1996 tax year. Because a full valuation allowance had previously been established for the Company’s net deferred tax assets, including net operating losses, these refunds resulted in adjustments to the valuation allowance and tax benefits of approximately $2.5 million for fiscal 2003 and $2.0 million for fiscal 2002. No other recoveries are available during any carry back period.

The components of the provision for income taxes (benefit) are as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

	(Amounts in thousands)
Current:
Federal	$(2,520)	$(2,026)	$—
State	—	—	—

	(2,520)	(2,026)	—
Deferred:
Federal	—	—	7,749
State	—	—	323

	—	—	8,072

Total provision for income taxes (benefit)	$(2,520)	$(2,026)	$8,072

Differences between the provision for income taxes (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

	(Amounts in thousands)
Income taxes at statutory rate	$(5,442)	$369	$(9,498)
State income taxes, net of federal taxes	(640)	44	(1,117)

	(6,082)	413	(10,615)
Goodwill amortization		—	1,971
Tax credits	(66)	(66)	(181)
Valuation allowance	3,616	(2,482)	15,743
Other items	12	109	1,154

Total provision for income taxes (benefit)	$(2,520)	$(2,026)	$8,072

Note 8 LEASED PROPERTY

We rent most of our cafeteria facilities under long-term leases with varying provisions and with original lease terms generally of 20 to 30 years. We have the option to renew certain leases for specified periods subsequent to their original terms. Minimum future lease commitments, as of the end of fiscal 2003, including $8.4 million for Surplus Properties (see Note 3 for further discussion), are as follows:

(Amounts in
Fiscal	thousands)

2004	$18,054
2005	15,775
2006	13,225
2007	11,642
2008	9,972
Subsequent	63,225

131,893
Less sublease income	(6,074)

Net minimum lease commitments	$125,819

The leases generally provide for contingent rentals based on sales. Certain leases also provide for payments of other costs such as real estate taxes, insurance, common area maintenance and other miscellaneous charges. Rentals for the periods shown below do not include these other costs.

	(Amounts in thousands)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Minimum rentals	$18,106	$18,810	$17,844
Contingent rentals	1,303	1,920	2,786

Total	$19,409	$20,730	$20,630

Note 9 DEBT

Senior Secured Debt. On December 21, 2000, we closed a debt offering of (1) 71,000 “A” units consisting in the aggregate of $71.0 million principal amount of Senior Secured Notes due fiscal 2007 and warrants to purchase 746,210 shares of our common stock and (2) 4,500 “B” units consisting in the aggregate of $4.5 million principal amount of Term B Notes due fiscal 2007 (secured equally with the Senior Secured Notes) and warrants to purchase 47,295 shares of our common stock. In addition, we entered into a $5.5 million Term Loan Credit Facility with warrants to purchase 57,805 shares of common stock. Amounts borrowed under the Term Loan Credit Facility are subject to terms substantially similar to those of the Term B Notes due fiscal 2007 included as part of the “B” units. The “A” units, the “B” units, and the Term Loan Credit Facility are all secured equally by a first priority lien on substantially all of our assets. The warrants will expire on November 1, 2007 and each warrant entitles the holder to purchase 10.51 shares of our common stock at an exercise price per share of $1.16875. During fiscal 2002 warrants reflecting 352,085 shares were exercised and at July 2, 2002, warrants reflecting 499,225 shares remain outstanding. As of the end of fiscal 2003, all of Term B Notes and all of the Term Loan Credit Facility have been repaid.

The notes and term loan were sold at a discount, and the gross proceeds from the offerings were approximately $72.9 million. After paying transaction costs, we used the net proceeds from the unit offerings and borrowings under the term loan to repay approximately $67.0 million in borrowings outstanding under a syndicated commercial bank credit facility that was scheduled to mature on June 22, 2001.

Interest is payable semiannually on the Senior Secured Notes at an initial annual rate of 12%, subject to annual adjustment beginning November 1, 2001. The interest rate is adjusted each year to 12.0% plus 0.5% for every $1.0 million of EBITDA (for the preceding fiscal year) in excess of $27.0 million, not to exceed a 1.5% increase in any year, and not to exceed a total rate of 16.5%. Interest is payable quarterly, beginning February 1, 2001, on the Term B Notes and the Term Loan Credit Facility at a floating rate equal to LIBOR plus 4.5%.

We are required each year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility utilizing excess cash flow from the immediately preceding fiscal year. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Until the Term Loan Credit Facility was repaid during fiscal 2003, we were required under the Term A Senior Secured Notes and Term Loan Credit Facility, during any fiscal year that we had excess cash flow of more than $2.5 million, to make an offer (the “first excess cash flow offer”) to repurchase our Term A Senior Secured Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest. The first excess cash flow offer was required to be in an amount equal to the lesser of $5 million or the excess cash flow, and was required to be made ratably between the holders of the Term A Senior Notes and the Term Loan Credit Facility. In addition, we were required by the Term Loan Credit Facility to make a second offer (the “second excess cash flow offer”) if we had excess cash flow more than $5 million during the immediately preceding fiscal year. The second excess cash flow offer was required to be in an amount equal to 50% of the amount by which our excess cash flow exceeded $5 million, and was required to offer to prepay indebtedness outstanding under the Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest. We have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.

The required excess cash flow offer for fiscal 2004 is $5.0 million, of which $0.3 million represents accrued interest. The remaining $4.7 million, net of $0.3 million unamortized discount, is classified as a current liability as of the end of fiscal 2003. However, given the likelihood that the Company will seek protection under the federal bankruptcy laws in the near future, the Company decided to not provide the required notice. Under the terms of the Term A Senior Secured Notes, the Trustee for the Noteholders will have the right to notify the Company of its contractual breach which, if not cured timely, would accelerate the Company’s $39.2 million indebtedness. If such a notice is received, the Company does not intend to cure the breach. The notes are classified in the July 1, 2003 balance sheet in accordance with payment terms because as of that date, we were in compliance with all covenants, and no contractual breaches had occurred.

The required excess cash flow offers for fiscal 2003, amounting to $9.9 million, were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance periods, we paid $3.6 million and $5.1 million, respectively, to repay debt, with the result that the Term Loan Credit Facility was entirely repaid. After these repayments, $39.2 million of our Term A Senior Secured Notes remained outstanding. Prospectively, because the Term Loan Credit Facility has been fully repaid, our excess cash flow offers will be limited to the first excess cash flow offer, or $5 million.

For fiscal 2002, no excess cash offers were required because excess cash flow from fiscal 2001 was below $2.5 million.

On December 11, 2001, we used available cash balances to repurchase approximately $3.7 million in face amount of our 12% Senior Secured Notes due fiscal 2007.

Because no active market has developed for the Senior Secured Notes, it is not practicable to estimate the fair value of our long-term borrowings.

Senior Credit Facility. On December 11, 2001, we completed a three-year, $20.0 million senior credit facility with Foothill Capital Corporation (the “Senior Credit Facility”) replacing a $14.4 million senior credit facility with commercial banks. At the end of fiscal 2003, approximately $13.7 million of the Senior Credit Facility was used for outstanding commercial letters of credit and $1.9 million was borrowed. The remaining $4.4 million, subject to certain covenant limitations, was available for working capital and for other corporate purposes. The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.

The Senior Credit Facility contains financial covenants that require (i) a minimum level of earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. We believe that the financial covenant requirements under the Senior Credit Facility better suit our business plan than the covenants of the replaced facility. Currently, compliance with the financial covenants is measured quarterly. However, if total funding under the Senior Credit Facility together with outstanding letters of credit amounts to $15.0 million, compliance with the financial covenants will be measured monthly. At July 2, 2002, and with respect to the Senior Credit Facility, we complied with all of the financial covenants, there were no borrowings outstanding, and outstanding letters of credit amounted to $10.7 million.

Sale-leaseback Transactions. On March 30, 2001, we completed a sale-leaseback transaction of 12 properties. We received $20.0 million in cash for the sale of the properties and simultaneously executed long-term leases that provide for continued operation of cafeterias at the sites for a primary term of 20 years and optional renewal periods for up to 20 additional years. We used substantially all of the net proceeds to make open-market purchases of $16.0 million of our 12% Senior Secured Notes due fiscal 2007 and $4.5 million of our floating rate Term B Notes due fiscal 2007. The sale of the 12 properties resulted in a $1.3 million deferred gain, which will be amortized over the initial term of the lease. Net rent expense during the initial term will be approximately $2.3 million annually. The assets sold and leased back previously had depreciation expense of approximately $0.8 million annually.

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

Note 10 PENSION PLANS

We have a defined benefit pension plan covering substantially all team members who meet certain age and length-of-service requirements and were hired before January 1, 2000, except for team members employed by Morrison Restaurants, Inc. before we acquired Morrison’s. Retirement benefits are based upon a team member’s years of credited service and final average compensation. Assets of the plan are invested principally in marketable debt and equity securities including 367,662 shares of our common stock held at the ends of fiscal 2003 and fiscal 2002 with a fair value of $0.1 million and $1.1 million, respectively.

At the time of the Morrison Acquisition, Morrison maintained two nonqualified team member defined benefit pension plans and one frozen qualified defined benefit pension plan. The two Morrison nonqualified pension plans continue to accrue benefits for covered team members. To provide a source for the payment of benefits under these plans, we own and we are the sole-beneficiary of whole-life insurance contracts on some participants.

We are a co-sponsor of the Morrison Restaurants Inc. Retirement Plan along with Ruby Tuesday, Inc. and Morrison Management Specialists, Inc., a subsidiary of Compass Group. The MRI Retirement Plan is a qualified defined benefit pension plan and was frozen on December 31, 1987. Its assets include common stock, fixed income securities, short-term investments, and cash. We recorded a minimum pension liability at the end of fiscal 2002, the valuation date of the plans, of $22.5 million to reflect the unfunded status of the frozen pension plans. At the end of fiscal 2003, we recorded an additional minimum pension liability of $19.1 million. Consequently, the Shareholders Equity (Deficit) section of our balance sheet reflects Accumulated Other Comprehensive Loss of $41.5 million. The unfunded status of these two plans results from the decline in the fair values of their assets due to market performance and an increase in the present value of projected benefit obligations due to a decrease in market interest rates.

Changes in plan assets and obligations for fiscal 2003 and fiscal 2002 and the funded status of the plans described in the preceding paragraphs (referred to collectively as “Pension Benefits”) at the ends of fiscal 2003 and fiscal 2002, were as follows:

	(Amounts in thousands)
	Pension Benefits
	Fiscal 2003	Fiscal 2002

Change in benefit obligation:
Benefit obligation at beginning of year	$83,342	$85,057
Service cost	23	1,189
Interest cost	5,913	6,108
Benefits paid	(4,511)	(4,220)
Assumptions change	16,067	4,902
Curtailment	—	(10,420)
Actuarial (gain) loss	156	726

Benefit obligation at end of year	$100,990	$83,342

Change in plan assets:
Fair value of plan assets at beginning of year	$59,590	$68,475
Actual return	525	(4,966)
Employer contributions	794
Benefits paid	(4,511)	(3,919)

Fair value of plan assets at end of year	$56,398	$59,590

	(Amounts in thousands)
	July 1, 2003	July 2, 2002

Reconciliation of funded status:
Funded status	$(44,592)	$(23,763)
Unrecognized actuarial loss	41,761	22,605
Unrecognized prior service cost	203	—
Minimum pension liability	(41,657)	(22,538)

Net prepaid pension cost (pension liability)	$(44,285)	$(23,696)

Net prepaid benefit cost (pension liability) consists of:
Prepaid benefit cost	$2,122	$3,326
Accrued benefit liability	(4,750)	(4,484)
Minimum pension liability	(41,657)	(22,538)

Net prepaid pension cost (pension liability)	$(44,285)	$(23,696)

Net periodic pension expense for fiscal 2003, fiscal 2002 and fiscal 2001 include the following components:

	(Amounts in thousands)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Net pension expense:
Service cost	$23	$1,190	$2,208
Interest cost on projected benefit obligation	5,913	6,108	6,070
Expected return on plan assets	(5,197)	(6,029)	(6,907)
Recognized actuarial (gain)/loss	1,279	683	(4)
Curtailment (gain)/loss	—	(16)	—
Amortization of prior service cost	—	16	14

	$2,018	$1,952	$1,381

Assumptions used in actuarial calculations were as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Actuarial assumptions:
Discount rate	6.00%	7.25%	7.75%
Long-term rate of return	8.50%	9.00%	9.00%

Note 11 COMMON STOCK

Under the Dividend Reinvestment Plan shareholders of record may reinvest quarterly dividends and/or up to $5,000 per quarter in our common stock. Stock obtained through reinvested dividends is issued at a 5% discount. At the end of fiscal 2003, there were 255,389 unissued common shares reserved under the plan. We have not paid a dividend on our Common Stock since the Board suspended our regular quarterly dividend on February 7, 2000.

Under the terms of the 1993 Incentive Compensation Plan (the 1993 Plan). Under the terms of the plan, which amends and restates the Piccadilly Cafeterias, Inc. 1988 Stock Option Plan (the 1988 Plan), incentive stock options and nonqualified stock options, stock appreciation rights, stock awards, restricted stock, performance shares, and cash awards may be granted to officers, key team members, or the Chairman of the Board of Directors. Options to purchase shares of our common stock may be issued at no less than 100% of the fair market value on the date of grant. We have reserved 1,450,000 shares, in total, for issuance under the 1993 and 1988 Plans. Transactions under the 1998 Plan for the last three years are summarized as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Stock Shares	Price	Stock Shares	Price	Stock Shares	Price

Outstanding at beginning of year	982,950	$8.03	905,550	$8.78	1,019,900	$11.15
Granted	58,850	2.29	101,700	1.52	324,800	2.36
Exercised	—	—	—	—	—	—
Forfeited or canceled	(471,800)	9.42	(24,300)	8.92	(439,150)	9.54

Outstanding at end of year	570,000	6.29	982,950	8.03	905,550	8.78

Options exercisable at year-end	444,800	7.48	849,300	8.34	743,850	8.68
Weighted-average fair value per share of options granted during the year	$2.13			$2.90		$2.87

     The following table summarizes information about stock options outstanding at July 1, 2003:

		Options Outstanding			Options Exercisable

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
		Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices		Outstanding	Life	Price	Exercisable	Price

$1.00	$5.00	310,750	7.78	$2.06	185,550	$2.09
5.01	9.01	48,475	5.66	8.50	48,475	8.50
9.02	12.00	210,775	4.44	12.00	210,775	12.00

1.00	12.00	570,000	6.37	6.29	444,800	7.48

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted net income per share for fiscal 2003, fiscal 2002, fiscal 2001 are as follows:

	(Amounts in thousands, except per share amounts)
	Fiscal 2003			Fiscal 2002			Fiscal 2001

			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	(Loss)	Shares	Amount	Income	Shares	Amount

Basic net income (loss)	$(13,486)	10,891	$(1.24)	$3,110	10,579	$0.29	$(36,030)	10,503	$(3.43)
Effect of dilutive securities		105			233			10

Diluted net income (loss)	$(13,486)	10,996	(1.24)	$3,110	10,812	0.29	$(36,030)	10,513	$(3.43)
Potentially dilutive securities not included in the fully diluted computation because they would have been antidilutive		465			892			862

Note 12 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(Amounts in thousands, except per share amounts)
	Fiscal 2003				Fiscal 2002

	1-Oct	31-Dec	1-Apr	1-Jul	30-Sep	31-Dec	31-Mar	2-Jul

Net sales	$82,095	$82,471	$78,471	$77,300	$88,344	$89,024	$85,054	$87,272
Cost of sales and other operating expenses	78,580	77,475	74,925	71,242	81,520	82,053	78,423	81,365
Operating income	3,515	4,996	3,546	6,058	6,824	6,971	6,631	5,907
Net income (loss) from continuing operations	(616)	(4,757)	(1,469)	(3,948)	775	670	3,776	858
Net loss from discontinued operations	(1,284)	(17)	(971)	(426)	(684)	(447)	(632)	(1,206)
Net income (loss)	(1,900)	(4,774)	(2,440)	(4,374)	91	223	3,144	(348)
Net Income (loss) per share from continuing operations – basic	$(0.06)	$(0.44)	$(0.13)	$(0.36)	$0.07	$0.06	$0.36	$0.08
Income (loss) per share from continuing operations – assuming dilution	(0.06)	(0.44)	(0.13)	(0.36)	0.07	0.06	0.36	0.08
Net loss from discontinued operations per share – basic	(0.11)	—	(0.09)	(0.04)	0.07	(0.04)	(0.06)	(0.11)
Net loss from discontinued operations per share – assuming dilution	(0.11)	—	(0.09)	(0.04)	0.07	(0.04)	(0.06)	(0.11)
Net income (loss) per share- basic	(0.17)	(0.44)	(0.22)	(0.40)	0.01	0.02	0.30	(0.03)
Net income (loss) per share- assuming dilution	(0.17)	(0.44)	(0.22)	(0.40)	0.01	0.02	0.30	(0.03)

Effective April 1, 2002, we adopted a 52-53 week fiscal reporting period for our 2002 fiscal year, resulting in a 2003 and 2002 fiscal year-end date of July 1, 2003 and July 2, 2002. Prior to the change, we reported on a June 30 year-end. As a result of the fiscal year-end reporting period change, fiscal 2003 has 364 days, fiscal 2002 has 367 days and fiscal 2001 has 365 days. Three fewer days in fiscal 2003 compared to fiscal 2002 resulted in lower net sales and net income for fiscal 2003 of approximately $2.8 million and $1.3 million, respectively. Two additional days in fiscal 2002 compared to fiscal 2001 resulted in additional sales and net income for fiscal 2002 of approximately $1.8 million and $0.4 million, respectively.

During our second quarter ended December 31, 2002, we recorded a $5.8 million asset impairment charge (see note 2 for further discussion) and a $1.3 million loss from the early retirement of debt in connection with the retirement of a portion of our Senior Secured Notes on October 28 and October 31, 2002 (see Note 9 for further discussion). Additionally, we recorded a $2.0 million tax benefit related to an IRS refund (see note 7 for further discussion).

During our third quarter ended April 1, 2003, we recorded an asset impairment charge of $0.9 million (see Note 2 for further information) and an additional $0.5 million tax benefit (see note 7 for further discussion).

During our fourth quarter ended July 1, 2003, we recorded a reserve for cafeteria closing charges (primarily lease-related charges) of $5.8 million related to the closing of 16 cafeterias (see note 3 for further discussion).

During our first and second quarters ended September 30, 2001 and December 31, 2001, we recorded losses from the early retirement of debt of $1.1 million and $0.8 million, respectively, in connection with the retirement of a portion of our Senior Secured Notes on July 31, 2001 and December 11, 2001 (see note 4 for further discussion).

During our third quarter ended March 31, 2002, we recorded a $2.0 million tax benefit related to an IRS refund for the carry back of 2001 net operating losses to 1996 (see note 7 for further information).

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Piccadilly Cafeterias, Inc.
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Piccadilly Cafeterias, Inc. as of July 1, 2003 and July 2, 2002, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended July 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piccadilly Cafeterias, Inc. at July 1, 2003 and July 2, 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

The accompanying financial statements have been prepared assuming that Piccadilly Cafeterias, Inc. will continue as a going concern. As more fully described in Note 1, the Company has experienced continuing sales declines, and operating losses, and has significant minimum pension liabilities and pension contribution obligations. At July 1, 2003, the Company has a deficiency in assets. In addition, the Company does not expect to remain in compliance with the covenants of its debt facilities through fiscal 2004 and the Company intends to file for protection under Chapter 11 of the Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 20, 2003, except for the fourth
paragraph of Note 1, as to which the
date is September 29, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table provides certain information as of September 26, 2003, unless otherwise indicated, with respect to each director. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Joseph H. Campbell, Jr., age 51, has served as the Chairman of the Board since August 2002 and has been a director since 2000. Mr. Campbell’s current term as a director expires at the 2003 Annual Meeting of Shareholders. Mr. Campbell has been President and Chief Executive Officer of Associated Grocers, Inc. since February 1, 1995. Associated Grocers, Inc. is a private, member-owned corporation that serves independent retail grocers in four states by providing grocery products and retail and technological services.

James F. White, Jr., age 63, has been a director since 2000. Mr. White’s current term as a director expires at the 2003 Annual Meeting of Shareholders. Mr. White has served as of counsel to the law firm of Shumaker, Loop & Kendrick, Toledo, Ohio since January 1, 1996. He previously served in various executive positions and as a director of Checkers Drive-In Restaurants, Inc. from January 1993 through December 1995, including serving as Chief Executive Officer from August 1, 1994 through August 31, 1995. Mr. White is also President and Chief Executive Officer of whOlesome group, llc, an operator of Panera Bread Bakery Cafes in northwest Ohio and southeast Michigan, and serves on the boards of numerous privately-held companies.

James A. Perkins, age 59, has been a director since 2001. Mr. Perkins’ current term as a director expires at the 2004 Annual Meeting of Shareholders. Mr. Perkins is a private investor and a consultant. He recently completed a career that spanned over 25 years with Federal Express Corporation, most recently as Senior Vice President and Chief Personnel Officer from June 1979 to December 1999.

Dale E. Redman, age 55, has been a director since 1995. Mr. Redman’s current term as a director expires at the 2004 Annual Meeting of Shareholders. Mr. Redman is the managing director of Windward Capital. From 1988 to 1998, he was the Executive Vice President and Chief Financial Officer of United Companies Financial Corporation and served as a director until November 2000. On March 1, 1999, United Companies Financial Corporation, a Baton Rouge financial institution, filed for protection under Chapter 11 of the Bankruptcy Code.

C. Ray Smith, age 68, has been a director since 1992. Mr. Smith’s current term as a director expires at the 2004 Annual Meeting of Shareholders. Mr. Smith is the Tipton R. Snavely Professor of Business Administration at the Darden Graduate School of Business Administration, University of Virginia and the Executive Director of the Darden School Foundation.

Robert P. Guyton, age 66, has been a director since 1996. Mr. Guyton’s current term as a director expires at the 2005 Annual Meeting of Shareholders. Mr. Guyton is a financial consultant, having previously been a Vice President and financial consultant for Raymond James & Associates, Inc. from 1993 to 1996. From 1981 to 1991, Mr. Guyton was President and Chief Executive Officer of BankSouth Corporation.

Christel C. Slaughter, age 48, has been a director since 1996. Ms. Slaughter’s current term as a director expires at the 2005 Annual Meeting of Shareholders. Ms. Slaughter is the co-owner of, and a management consultant with, SSA Consultants, Inc. Since 1979, Ms. Slaughter has been an active lecturer and consultant for both governmental and private entities.

Executive Officers

Except for Mr. McGregor, who was appointed Interim Chief Executive Officer of the Company pursuant to its engagement letter with PMCM, LLC, the executive officers of the Registrant are elected annually by the Board of Directors and hold office until a successor is duly elected. The names and positions of executive officers of the Registrant, together with a brief description of the business experience of each such person during the past five years, are set forth below.

John G. McGregor, age 58, interim Chief Executive Officer, has held that position since May 2003. Mr. McGregor’s services are provided pursuant to a consulting agreement with PMCM, LLC, a wholly owned subsidiary of Phoenix Management Services, Inc., of which Mr. McGregor is a Senior Vice President. Prior to joining Phoenix Management Services, Inc. in February 2003, he was a Principal of Crossroads, LLC from September 2000 to November 2002 and prior thereto, a Principal of Alix Partners from January 1991 to August 2000.

Azam Malik, age 54, President and Chief Operating Officer, has held such positions since March 2001. From June 1997 to January 2001, he was Executive Vice President of Operations of Chi Chi’s Inc., a subsidiary of Prandium, Inc. From 1993 to June 1997, he was Executive Vice President of Operations of El Torito Restaurants, Inc.

Mark L. Mestayer, age 45, Executive Vice President and Chief Financial Officer, has held such positions since September 1999. From July 1996 to September 1999, he was Executive Vice President, Secretary, and Director of Finance, and from May 1992 to July 1996, he was Executive Vice President, Secretary, and Controller.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file certain beneficial ownership reports with the Securities and Exchange Commission. No such reports were untimely filed.

Item 11. Executive Compensation

Director’s Compensation

Each director who is not an officer of the Company receives, in addition to reimbursement of reasonable and necessary costs and expenses incurred, a retainer of $20,000 per year, a fee of $1,500 for each regular and special meeting of the Board that he or she attends, and $1,000 for each meeting of a committee of the Board, that such director attends. If a director participates for any of these meeting by telephone, the fee is one-half of the meeting fee. For each conference call meeting of the Board and each conference call meeting of a committee of the Board, that such director participates by telephone, the director receives $500. The retainer was paid 50% in cash and 50% in the Company’s Common Stock through June 30, 2002. Effective July 1, 2003, the retainer is paid 100% in cash.

The Chairman of the Board receives, in addition to director fees and reimbursement of reasonable and necessary costs and expenses incurred, a retainer of $2,000 per month.

Executive Compensation and Other Benefits

The following table sets forth certain information regarding the compensation of the Company’s Chief Executive Officer and each of the Company’s other most highly compensated executive officers. For the purpose of this and the following tables and discussion concerning executive compensation, such executive officers shall be referred to as the “Named Executive Officers.”

Summary Compensation Table

				Long-term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options/SARS	Compensation (1)

Ronald A. LaBorde (2)	2003	$268,446	$—	—	$45,209 (3)
Chief Executive Officer	2002	312,988	86,388	—	800
	2001	312,988	—	75,000	800
Azam Malik (4)	2003	250,000	—	—	667
President and Chief Operating	2002	200,000	41,400	—	800
Officer	2001	79,077	—	100,000	800
Mark L. Mestayer	2003	176,927	—	2,500	800
Executive Vice President and	2002	155,012	41,932	—	800
Chief Financial Officer	2001	155,012	—	14,000	800
John G. McGregor (5)	2003	—	—	—	—
Interim Chief Executive Officer

(1)	Represents amounts paid by the Company for insurance premiums for a group policy, which afforded term life insurance and long-term disability insurance for all officers and for a group accidental death policy, which afforded coverage for all executive officers.

(2)	Mr. LaBorde resigned from the Company on May 4, 2003.

(3)	The 2003 All Other Compensation amount of $45,209 includes $44,542 of compensation that was paid pursuant to a severance agreement between the Company and Mr. LaBorde. The remaining $667 represents the prorated portion of term life insurance premiums as described in (1) above.

(4)	Mr. Malik joined the Company in March 2001.

(5)	Mr. McGregor has served as the interim chief executive officer of the Company since May 4, 2003, pursuant to an agreement by and between the Company and PMCM, LLC, an affiliate of Phoenix Management Services, Inc., an operationally focused turnaround firm. Pursuant to this agreement, the Company pays PMCM $15,000 per week for Mr. McGregor’s services as interim chief executive officer. See Item 13 “Certain Relationships and Related Transactions.”

The following table sets forth information with respect to option grants in fiscal 2003 to the Named Executive Officers.

Options/SAR Grants In Fiscal 2003

Potential Realizable
Value at Assumed Annual
Rates of Stock
Appreciation For Option
Individual Grants					Term

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted To	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	Per Share ($)	Date	5% ($)	10% ($)

Ronald A. LaBorde	—	—%	$—	—	$—	$—
Azam Malik	—	—%	—	—	—	—
Mark L. Mestayer (1)	2,500	100%	2.15	11/03/2012	2,688	5,375
John G. McGregor	—	—%	—	—	—	—

(1)	Mr. Mestayer’s options vest in four 25% equal annual increments beginning one year after the option grant date.

The following table sets forth information with respect to the Named Executive Officers concerning option and SAR exercises during the fiscal year ended July 1, 2003 and unexercised options and SARs held as of July 1, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value as of July 1, 2003

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at July 1,
			Options at July 1, 2003		2003

	Shares Acquired	Value	Exercisable		Exercisable
Name	on Exercise (#)	Realized	(1)	Unexercisable	(1)	Unexercisable

Ronald A. LaBorde	—	—	—	—	$—	$—
Azam Malik	—	—	50,000	50,000	—	—
Mark L. Mestayer	—	—	56,500	2,500	—	—
John G. McGregor	—	—	—	—	—	—

(1)	All options were awarded at the fair market value of the underlying shares on the date of grant.

Employment Agreements

Pursuant to an agreement dated as of May 4, 2003 between the Company and Ronald A. LaBorde, upon Mr. LaBorde’s resignation effective May 4, 2003, the Company agreed to (i) continue to pay Mr. LaBorde his then-current annual salary of $313,000 until May 4, 2004, (ii) pay up to $25,000 toward out placement services for Mr. LaBorde and (iii) use its best efforts to include Mr. LaBorde as a consultant participant in the Company’s group health insurance plan until the earlier of May 4, 2004 or such time as Mr. LaBorde has obtained other employment providing health insurance benefits. Pursuant to the agreement, Mr. LaBorde agreed to serve as a consultant to the Company until May 4, 2004 and not to compete with the Company for one year.

Pension Plan

The Company maintains a defined benefit pension plan for employees. As of December 31, 2001, accrual of additional employee benefits was frozen. The Named Executive Officers have the following credited years of service under the plan: Mr. LaBorde — 20; Mr. Mestayer — 13. Participation in the pension plan is not available to persons who became employed after December 31, 1997, so neither Mr. Malik nor Mr. McGregor are participants. Benefits are not subject to deductions for Social Security benefits or other offset amounts. The estimated annual benefits payable on retirement to each of the Named Executive Officers are $31,845 for Mr. LaBorde and $19,194 for Mr. Mestayer.

Compensation Committee Interlocks

None of the members of the Compensation Committee have been officers or employees of the Company or any of its subsidiaries. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each executive officer for whom compensation information is disclosed under the heading “Executive Compensation and Other Benefits”, (iii) all of the Company’s directors and executive officers as a group, and (iv) each person known to the Company to be a beneficial owner of more than 5% of the outstanding common stock, all as determined in accordance with Rule 13d-3 of the Exchange Act based on information furnished by such persons. Unless otherwise indicated, all information is presented as of September 24, 2003 and all shares shown are held with sole voting and investment power.

	Shares		Percent
	Beneficially		of
Name and Address of Beneficial Owner	Owned		Class

Dale E. Redman	18,028		*
Robert P. Guyton	18,101		*
Christel C. Slaughter	17,028		*
C. Ray Smith	17,425	(1)	*
James A. Perkins	10,949		*
James F. White, Jr.	12,744	(2)	*
Joseph H. Campbell, Jr.	12,744		*
Ronald A. LaBorde (3)	118,663		1.0%
Azam Malik	53,750	(4)	*
Mark L. Mestayer	54,000	(5)	*
John G. McGregor	—		*
Julia H.R. Hamilton 2736 Windrush Way, Baton Rouge, Louisiana 70879	1,051,192	(6)	9.2%
O. Q. Quick 8523 Thackery Street, Apt. 4105, Dallas, Texas 75225	829,159	(7)	7.3%
Dimensional Fund Advisors, Inc. (8)	746,000		6.6%
Royce & Associates, LLC (9)	633,600		5.6%
All directors and executive officers as a group (10 persons)	214,769	(10)	1.9%

*	Less than 1%

(1)	Includes 300 shares held of record by Mr. Smith’s spouse.

(2)	All shares are held of record by Mr. White’s spouse.

(3)	Includes 78,373 shares held by Mr. LaBorde as trustee or co-trustee (together with Mr. O. Q. Quick) under several trusts.

(4)	Represents shares that Mr. Malik has the right to acquire upon the exercise of presently exercisable options.

(5)	Represents shares that Mr. Mestayer has the right to acquire upon the exercise of presently exercisable options.

(6)	Includes 26,000 shares held by Ms. Hamilton as trustee of a charitable trust. Ms. Hamilton is the daughter of the Company’s founder, T.H. Hamilton. Ms. Hamilton served on the Company’s Board from 1977 to 1997 and subsequently served as an advisory director through May 2003.

(7)	Includes 739,659 shares held by Mr. Quick as trustee or co-trustee under several trusts, 30,000 shares held by Mr. Quick’s spouse as trustee under several trusts, and 59,500 shares held beneficially and of record jointly with his spouse or individually by Mr. Quick or his spouse. Mr. Quick began his career with the Company in 1946 and served in various capacities for the Company including Chairman of the Board and Chief Executive Officer until 1995, and as a director until 1996.

(8)	Based upon information included in Schedule 13G dated December 31, 2002 filed with the Securities Exchange Commission by Dimensional Fund Advisors, Inc., an investment advisor to four investment companies, and investment managers to certain other comingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” All securities reported here are owned by the Funds. The address of the Funds is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(9)	Based upon information included in Schedule 13G dated December 31, 2002 filed with the Securities Exchange Commission by Royce & Associates, LLC, an investment advisor. All securities reported here are owned by Royce & Associates, LLC. The address of Royce & Associates, LLC, is 1414 Avenue of the Americas, New York, NY 10019.

(10)	Includes 107,750 shares that such persons have the right to acquire upon the exercise of presently exercisable options.

Item 13. Certain Relationships and Related Transactions

On May 4, 2003, the Company entered into an agreement with PMCM, LLC, an affiliate of Phoenix Management Services, Inc., an operationally focused turnaround firm, pursuant to which PMCM provides crisis management and restructuring services to the Company through the servies of three temporary employees, including Mr. McGregor, who serves as interim chief executive officer of the Company. Mr. McGregor is a Senior Vice President with PMCM. Pursuant to the agreement, the Company has paid PMCM a $75,000 retainer and has agreed to pay PMCM a fee of $15,000 per week for the services of Mr. McGregor. Either the Company or PMCM may terminate the agreement upon 10 days prior written notice with or without cause.

Item 14. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Act”) and refers to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. Our interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of July 1, 2003 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that material information related to us and our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

Additionally, we maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on this most recent evaluation, we have concluded that there were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)     (1) Financial Statements—The following are included in this annual report on Form 10-K beginning on the page indicated:

Description	Page

Balance sheets as of July 1, 2003 and July 2, 2002	21
Statements of operations for the fiscal years ended July 1, 2003, July 2, 2002 and June 30, 2001	22
Statements of changes in shareholders’ equity (deficit) for the fiscal years ended July 1, 2003, July 2, 2002 and June 30, 2001	2
Statements of cash flows for the fiscal years ended July 1, 2003, July 2, 2002 and June 30, 2001	3
Notes to Financial Statements	4
Report of independent auditors	17

          (2) Schedule—The following schedule and information is included in this annual report on Form 10-K on the page indicated. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Description	Page

Schedule II—Valuation and qualifying accounts	29

          (3) Listing of Exhibits (see sub-section (c) below).

(b)	Reports on Form 8-K:

(1)	Current Report on Form 8-K filed April 22, 2003, reporting under Item 5, our press release announcing our progress in landlord negotiations.

(2)	Current Report on Form 8-K filed May 5, 2003, reporting under Item 9, our press release reporting management changes.

(3)	Current Report on Form 8-K filed May 7, 2003, reporting under Items 9 and 12, our press release announcing our earnings for the third fiscal quarter ended April 1, 2003.

(4)	Current Report on Form 8-K filed July 1, 2003, reporting under Item 9, our press release announcing the authorization of management to pursue a range of strategic options, including a potential sale of the Company.

(c)	EXHIBITS

1.	Articles of Incorporation of the Company, restated through March 12, 1999(1).

2.	By-laws of the Company, as amended and restated through November 18, 2002(2).

4.1	Indenture dated December 21, 2000, between the Company and Bank of New York (3).

4.2	Purchase Agreement dated December 12, 2000, as amended and restated on December 19, 2000, effective on December 21, 2000, between the Company and Jefferies & Company, Inc. (3).

4.3	Form of Exchange Note (included as part of Exhibit 4.1) (3).

4.4	Rights Agreement dated November 2, 1998, including (i) as Exhibit A – The Form of Articles of Amendment, (ii) as Exhibit B – the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C – the Summary Description of the Shareholder Rights Plan (4), as amended by First Amendment to Rights Agreement, dated June 1, 1999(7).

4.5	Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan (5).

10.1	Intercreditor Agreement dated December 21, 2000, among the Company, Hibernia National Bank, and The Bank of New York (3).

10.2	Pledge and Securities Account Agreement dated December 21, 2000, between the Company and Hibernia National Bank (3).

10.3	Warrant Agreement dated December 21, 2000, between the Company and The Bank of New York (3).

10.4	Registration Rights Agreement dated December 21, 2000, between the Company and Jefferies and Company, Inc. (3).

10.5	Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (6).

10.6	Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan (7).

10.7	Form of Director Indemnity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. and Ms. Campbell, Jr., Guyton, Redman, Slaughter, Smith, White, Jr., and Perkins (8).

10.8	Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000(7).

10.9	Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust (9), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan. (10), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999(7).

10.10	Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement (9), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan (10).

10.11	Master Lease dated March 30, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to 12 cafeteria sites (11).

10.12	Master Lease dated July 31, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to six cafeteria sites (12).

10.13	Second Amended and Restated Credit Agreement, dated, December 11, 2001, by and between Piccadilly Cafeterias, Inc., as Borrower, and Foothill Capital Corporation, as Lender (13).

10.14	Restated Agreement dated June 11, 2003 between PMCM, LLC and Piccadilly Cafeterias, Inc.

10.15	Agreement dated May 4, 2003 between Mr. Ronald A. LaBorde and Piccadilly Cafeterias, Inc.

23	Consent of Independent Auditors

31.1	Certification by John G. McGregor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Mark L. Mestayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by John G. McGregor and Mark L. Mestayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(3)	Incorporated by reference to our Registration Statement on Form S-4, Registration No. 333-54312 filed with the Commission on January 25, 2001.

(4)	Incorporated by reference to Exhibits 1, 2, 3 and 4 of our Registration Statement on Form 8-A filed with the Commission on November 19, 1998.

(5)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.

(6)	Incorporated by reference from Appendix A of our definitive Proxy Statement filed with the Commission on September 23, 1998.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30, 2000.

(8)	Incorporated by reference from our Quarterly Form 10-Q for the quarter ended April 1, 2003.

(9)	Incorporated by reference to Morrison Fresh Cooking, Inc.’s amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.

(10)	Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the year ended May 31, 1997.

(11)	Incorporated by reference from our Quarterly Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30, 2001.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piccadilly Cafeterias, Inc.

(Registrant)

By:/s/ John G. McGregor

John G. McGregor
Chief Executive Officer

Date: 9/29/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Campbell, Jr.	9/26/03	/s/ Christel C. Slaughter	9/26/03

Joseph H. Campbell, Jr., Chairman	Date	Christel C. Slaughter, Director	Date

/s/ Robert P. Guyton	9/29/03	/s/ C. Ray Smith	9/25/03

Robert P. Guyton, Director	Date	C. Ray Smith, Director	Date

John G. McGregor	9/29/03	/s/ James F. White, Jr.	9/29/03

John G. McGregor	Date	James F. White, Jr., Director	Date
Chief Executive Officer

/s/ James A. Perkins	9/29/03	/s/ Mark L. Mestayer	9/29/03

James A. Perkins, Director	Date	Mark L. Mestayer	Date
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ Dale E. Redman	9/29/03	/s/ W. Scott Bozzell	9/29/03

Dale E. Redman, Director	Date	W. Scott Bozzell	Date
Executive Vice President, Secretary and
Controller
(Principal Accounting Officer)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		COL. C
COL. A	COL. B	Additions			COL. D	COL. E

				Charged to
	Balance at	Charges to		Other
	Beginning of	costs and		Accounts-	Deduction-	Balance at
Description	Period	expenses		Describe	Describe (A)	End of Period

Reserves for Cafeteria Closings:
Year ended July 2, 2003:
Property, plant, and equipment allowance	$—	$—		$—	$—	$—
Long-term liability	5,163,422	4,548,989	(B)	(191,000)	3,678,779	5,842,632

	$5,163,422	$4,548,989		$(191,000)	$3,678,779	$5,842,632

Year ended July 2, 2002:
Property, plant, and equipment allowance	$340,292	$—		$—	$340,292	$—
Long-term liability	8,468,787	—		—	3,305,365	5,163,422

	$8,809,079	$—		$—	$3,645,657	$5,163,422

Year ended June 30, 2001:
Property, plant, and equipment allowance	$840,286	$12,824,923	(C)	$—	$13,324,917	$340,292
Long-term liability	10,100,837	1,062,077	(C)	—	2,694,127	8,468,787

	$10,941,123	$13,887,000		$—	$16,019,044	$8,809,079

(A)  Deductions are for (i) the write-down of property, plant and equipment relating to cafeterias closed and (ii) for the payment of other obligations (primarily rent) for cafeterias for which a provision for cafeteria closing had previously been recorded. Deductions from the long-term liability in fiscal 2002 include $0.9 million for rent obligations paid relating to closed cafeterias and $0.4 million for out-of-market lease obligations paid on cafeterias acquired in the Morrison Acquisition.

(B)  As discussed in Note 3 to the Financial Statements, we closed 32 “Non-Core Cafeterias” in fiscal 2003. We have continuing lease obligations relating to 12 of these 32 closed cafeterias. We recorded closing charges of $5.3 million in fiscal 2003, of which $4.6 million represents the estimated settlement value of our lease-related obligations for the 12 cafeterias.

(C)  Charges to the property allowance include $10.7 million for fiscal year 2001 asset impairment write downs plus a $2.1 million increase to previously recorded reserves. Charges to the long-term liability include $3.2 million for obligations relating to closing decisions made in fiscal year 2001, net of a $2.1 million adjustment to previously recorded liabilities. During fiscal 2001, as part of the ongoing process of reviewing the adequacy of recorded reserves for closed cafeterias and properties held for disposal, we determined that the recorded reserves for lease-related costs for closed cafeterias were in excess of the amount necessary to settle our obligations and that the reserves established for valuation allowances on properties to be disposed of were not sufficient.

INDEX TO EXHIBITS

Exhibit
No.	Description

1.	Articles of Incorporation of the Company, restated through March 12, 1999 (1).

2.	By-laws of the Company, as amended and restated through November 18, 2002(2).

4.1	Indenture dated December 21, 2000, between the Company and Bank of New York(3).

4.2	Purchase Agreement dated December 12, 2000, as amended and restated on December 19, 2000, effective on December 21, 2000, between the Company and Jefferies & Company, Inc.(3).

4.3	Form of Exchange Note (included as part of Exhibit 4.1)(3).

4.4	Rights Agreement dated November 2, 1998, including (i) as Exhibit A – The Form of Articles of Amendment, (ii) as Exhibit B – the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C – the Summary Description of the Shareholder Rights Plan(4), as amended by First Amendment to Rights Agreement, dated June 1, 1999(7).

4.5	Piccadilly Cafeterias, Inc. Dividend Reinvestment and Stock Purchase Plan(5).

10.1	Intercreditor Agreement dated December 21, 2000, among the Company, Hibernia National Bank, and The Bank of New York(3).

10.2	Pledge and Securities Account Agreement dated December 21, 2000, between the Company and Hibernia National Bank(3).

10.3	Warrant Agreement dated December 21, 2000, between the Company and The Bank of New York(3).

10.4	Registration Rights Agreement dated December 21, 2000, between the Company and Jefferies and Company, Inc.(3).

10.5	Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(6).

10.6	Form of Stock Option Agreement under the Amended and Restated Piccadilly Cafeterias, Inc. 1993 Incentive Compensation Plan(7).

10.7	Form of Director Indemnity Agreement between Piccadilly Cafeterias, Inc. and each of Messrs. and Mss. Campbell, Jr., Guyton, Redman, Slaughter, Smith, White, Jr., and Perkins(8).

Exhibit
No.	Description

10.8	Piccadilly Cafeterias, Inc. Supplemental Employee Deferral Plan, dated March 31, 2000(7).

10.9	Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust(9), as amended by Form of First and Second Amendments to the Morrison Fresh Cooking, Inc. Management Retirement Plan. (10), as amended by Third Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan, effective December 31, 1999(7).

10.10	Form of Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan together with related form of Trust Agreement(9), as amended by First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan(10).

10.11	Master Lease dated March 30, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to 12 cafeteria sites(11).

10.12	Master Lease dated July 31, 2001 between Circus Property I, LLC and Piccadilly Cafeterias, Inc. relating to six cafeteria sites(12).

10.13	Second Amended and Restated Credit Agreement, dated, December 11, 2001, by and between Piccadilly Cafeterias, Inc., as Borrower, and Foothill Capital Corporation, as Lender(13).

10.14	Restated Agreement dated June 11, 2003 between PMCM, LLC and Piccadilly Cafeterias, Inc.

10.15	Agreement dated May 4, 2003 between Mr. Ronald A. LaBorde and Piccadilly Cafeterias, Inc.

23	Consent of Independent Auditors

31.1	Certification by John G. McGregor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Mark L. Mestayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by John G. McGregor and Mark L. Mestayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(3)	Incorporated by reference to our Registration Statement on Form S-4, Registration No. 333-54312 filed with the Commission on January 25, 2001.

(4)	Incorporated by reference to Exhibits 1, 2, 3 and 4 of our Registration Statement on Form 8-A filed with the Commission on November 19, 1998.

(5)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, registration No. 033-17131 filed with the Commission on June 14, 2000.

(6)	Incorporated by reference from Appendix A of our definitive Proxy Statement filed with the Commission on September 23, 1998.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30, 2000.

(8)	Incorporated by reference from our Quarterly Form 10-Q for the quarter ended April 1, 2003.

(9)	Incorporated by reference to Morrison Fresh Cooking, Inc.’s amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.

(10)	Incorporated by reference to the Morrison Fresh Cooking, Inc. Annual Report on Form 10-K for the year ended May 31, 1997.

(11)	Incorporated by reference from our Quarterly Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference from our Annual Report on Form 10-K for the year ended June 30, 2001.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.