Form 10-Q
period 2003-09-30
PICCADILLY CAFETERIAS INC
filed 2003-11-14
CIK 277923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number:	1-11754

Piccadilly Cafeterias, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0604977
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 Sherwood Forest Blvd., Baton Rouge, Louisiana 70816
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code	(225) 293-9440

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
Yes [ ] No [X ]

The number of shares outstanding of Common Stock, without par value, as of November 10, 2003, was 10,910,221.

PART I -- Financial Information

Item 1.     Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in thousands except share data)
Balances at	September 30	July 1
	2003	2003
ASSETS
Current Assets
Cash	$ 3,313	$ 3,157
Accounts and other receivables	449	834
Inventories	9,155	9,419
Other current assets	1,207	1,806
Total Current Assets	14,124	15,216
Property, Plant and Equipment	206,329	212,771
Less allowances for depreciation	131,152	129,199
Net Property, Plant and Equipment	75,177	83,572
Goodwill	3,159	3,159
Other Assets	8,317	8,926
Total Assets	$ 100,777	$ 110,873

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt, net of $2,338,000 and $295,000 unamortized discount at September 30, 2003 and July 1, 2003, respectively	$ 36,879	$ 4,377
Accounts payable	5,113	6,099
Accrued interest	2,147	890
Accrued salaries, benefits and related taxes	9,182	9,879
Accrued rent	4,602	3,525
Other accrued expenses	4,741	4,686
Total Current Liabilities	62,664	29,456

Notes Payable, net of $2,184,000 unamortized discount at July 1, 2003	---	34,313
Reserve for Cafeteria Closings	5,776	5,843
Other Noncurrent Liabilities, less current portion	7,441	7,671
Minimum Pension Liability	41,657	41,657

Shareholders' Equity (Deficit)
Preferred Stock, no par value; authorized 50,000,000 shares; issued and outstanding: none	---	---
Common Stock, no par value, stated value $1.82 per share; authorized 100,000,000 shares; issued and outstanding: 10,910,221 shares at September 30, 2003 and July 1, 2003	19,836	19,836
Additional paid-in capital	18,486	18,486
Retained earnings (deficit)	(13,629)	(4,935)
	24,693	33,387
Less accumulated other comprehensive loss	41,454	41,454
Total Shareholders' Equity (Deficit)	(16,761)	(8,067)
Total Liabilities and Shareholders' Equity (Deficit)	$ 100,777	$ 110,873

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands - except per share data)

	Quarter Ended
	September 30, 2003	October 1, 2002
Net sales	$ 74,886	$ 80,466
Cost and expenses:
Cost of sales	42,534	46,597
Other operating expense	28,562	30,219
General and administrative expense	3,212	2,899
Interest expense	1,697	1,897
Other expense (income)	(108)	(545)
Provision for cafeteria impairments	5,792	---
	81,689	81,067
Loss from continuing operations before income taxes	(6,803)	(601)
Provision for income taxes	---	---
Loss from continuing operations	(6,803)	(601)
Discontinued operations:
Loss from operations	(284)	(1,284)
Loss on disposal	(1,607)	(15)
Net loss from discontinued operations	(1,891)	(1,299)
Net loss	$ (8,694)	$ (1,900)
Weighted average number of shares outstanding - basic and assuming dilution	10,910	10,875
Loss per share from continuing operations - basic and assuming dilution	$ (.62)	$ (.06)
Loss per share from discontinued operations - basic and assuming dilution	$ (.18)	$ (.12)
Net loss per share - basic and assuming dilution	$ (.80)	$ (.17)

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

Quarter Ended	September 30, 2003	October 1, 2002
Operating Activities
Net loss	$ (8,694)	$ (1,900)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	2,952	3,866
Expenditures associated with closed cafeterias	(817)	(1,180)
Provision for cafeteria impairments	5,792	---
Non-cash changes relating to discontinued operations	1,045	---
Gain on disposition of assets	(18)	(442)
Pension expense, net of contributions	1,019	527
Change in operating assets and liabilities	1,896	(196)
Net Cash Provided by Operating Activities	2,375	675

Investing Activities
Purchases of property, plant and equipment	(495)	(1,544)
Proceeds from sales of property, plant and equipment	228	2,164
Cash Provided (Used) by Investing Activities	(267)	620

Financing Activities
Payments on long-term debt	(1,952)	---
Net Cash Used in Financing Activities	(1,952)	---

Net change in cash and cash equivalents	156	1,295
Cash and cash equivalents at beginning of period	3,157	5,661
Cash and cash equivalents at end of period	$ 3,313	$ 6,956
Supplemental Cash Flow Disclosures:
Income taxes paid (net of refunds received)	$ 2	$ (36)
Interest paid	$ 207	$ 255

See Notes to Condensed Financial Statements (Unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

NOTE 1:    BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared assuming that Piccadilly Cafeterias, Inc. (the "Company") will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced continuing sales declines and operating losses, has significant minimum pension liabilities and pension contribution obligations, and has significant debt repayment obligations. At September 30, 2003, the Company's recorded liabilities exceeded the carrying value of its assets.  In addition, if the declining sales trend continues, the Company's ability to maintain compliance with the financial covenants of its debt facilities will be impaired. The conditions described above raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As disclosed in a press release dated October 29, 2003, we signed an agreement (the "Agreement") to sell substantially all of our assets, including our restaurant operations, to Piccadilly Acquisition Corporation (the "Purchaser") for $54 million. The Purchaser is a joint venture formed by TruFoods Corporation and H.I.G. Capital. TruFoods operates and franchises Arthur Treacher's Fish & Chips, Pudgie's Famous Chicken, Wall Street Deli and BurritoVille. H.I.G. Capital is a leading private equity and venture capital investment firm with more than $1 billion of equity capital under management. H.I.G. Capital specializes in providing capital to small and medium-sized companies with attractive growth potential.

Under the terms of the Agreement, we filed for Chapter 11 protection in the United States Bankruptcy Court in the Southern District of Florida (the "Bankruptcy Court") on October 29, 2003. We expect the sale to the Purchaser to close in February 2004. The Agreement is subject to a number of conditions to closing and the purchase price is subject to various adjustments, including working capital adjustments. Based on the outstanding liabilities of Piccadilly that will have to be paid or provided for, no proceeds from the sale are expected to be available to Piccadilly's shareholders. The sale to the Purchaser is subject to the approval of the Bankruptcy Court. Under the Agreement, should the Purchaser fail to satisfy its obligations thereunder, it risks the forfeiture of its deposit. The Agreement contains customary conditions that must be met prior to the closing. In addition, the Purchaser's obligation to close the transaction is subject to Piccadilly's maintaining net sales and EBITDA at agreed upon levels.

As further discussed on Note 4 to the Condensed Financial Statements, our accounting policies for evaluating goodwill and building and leasehold improvements for impairment are determined by FASB Statement (SFAS) No. 142 Goodwill and Other Intangible Assets and SFAS No. 133 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under these accounting policies, we determine whether impairments have occurred by comparing the carrying value of the assets of individual cafeteria locations to the future undiscounted net cash flows that we expect such assets to generate assuming those assets were to be used in operations. Assets are considered impaired to the extent that the asset carrying value exceeds the future undiscounted cash flow associated with such assets. An impairment charge is recorded at an amount that is usually equal to the difference between the asset carrying value and the estimated present value of future net cash flows.

If our assets were to be considered held for sale, as that term is defined by SFAS 144, impairment would be measured based on the sale price according to the Agreement, not on the undiscounted net cash flows that we expect such assets to generate from their operations. We would record a material adjustment for impairment of our cafeteria assets and goodwill using the different impairment measurement. At September 30, 2003, our assets were not accounted for as assets held for sale primarily because it was uncertain at that date as to whether the Company would be successful in negotiating a definitive purchase agreement for the assets.  In fact, the definitive agreement was not executed until October 29, 2003. However, even with the signing of the Agreement, our assets may not in the future be accounted for as assets held for sale if all the criteria of SFAS No. 144 are not met. These criteria may not be met if Bankruptcy Court approval of the sale is not obtained, or if the Purchaser refuses to close the transaction because of the failure of a closing condition.  These factors will be evaluated at the time subsequent financial statements are prepared, based on information available at that time.

In addition to adjustments to the carrying value of our assets that may be necessary under the guidance of SFAS No. 142 and SFAS No. 144, adjustments may be necessary in future financial statements to reflect the amounts by which our liabilities are reduced as a result of the bankruptcy process. The amount of such adjustments would be determined using the guidance of Statement of Position (SOP) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  These adjustments could be significant.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation for the interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes included in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 1, 2003. The accounting policies used in preparing these financial statements are the same as those described in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K.

NOTE 2:    DISCONTINUED OPERATIONS

Thirty-two (32) cafeterias were closed during fiscal 2003 and five (5) cafeterias were closed during the quarter ended September 30, 2003. The net loss for discontinued operations was $1.9 million and $1.3 million for the quarters ended September 30, 2003 and October 1, 2002, respectively. The operating results of these thirty-seven (37) closed cafeterias have been reclassified and reported as discontinued operations for the respective comparative periods.

NOTE 3:    LONG-TERM DEBT

Senior Notes.  We are required each fiscal year to make offers to repurchase the Term A Senior Notes and amounts outstanding under the Term Loan Credit Facility utilizing excess cash flow. Excess cash flow is defined as EBITDA less interest expense, income tax expense, and capital expenditures. Specifically, the Senior Notes and Term Loan Credit Facility require that, if during any fiscal year we have excess cash flow of more than $2.5 million, we must make an offer (the "first excess cash flow offer") to repurchase our Senior Notes and to prepay indebtedness outstanding under our Term Loan Credit Facility, in each case at 101% of the principal amount thereof, plus accrued interest. The first excess cash flow offer must be in an amount equal to the lesser of $5 million or the excess cash flow, and must be made ratably between the holders of the Senior Notes and the Term Loan Credit Facility. In addition, we are required by the Term Loan Credit Facility to make a second offer (the "second excess cash flow offer") if we have excess cash flow more than $5 million during any fiscal year. The second excess cash flow offer must be in an amount equal to 50% of the amount by which our excess cash flow exceeds $5 million, and must offer to prepay indebtedness outstanding under our Term Loan Credit Facility at 101% of the principal amount thereof, plus accrued interest. Under the terms of the Senior Notes, we have the ability to prepay this indebtedness by using cash balances on hand, cash generated by operations, and cash available under our Senior Credit Facility.

For fiscal 2002, the excess cash flow offers that amounted to $9.9 million were made on September 30, 2002 and October 2, 2002, respectively, and on October 28, 2002 and October 31, 2002, following the end of the offer acceptance period, we paid $3.6 million and $5.1 million, respectively, to repay debt. The second quarter ended December 31, 2002, includes charges of $1.3 million for early retirement of debt. After these repayments, we had outstanding $39.2 million of our Senior Notes and our Term Loan Credit Facility was entirely repaid. Since the Term Loan Credit Facility has been fully repaid, our excess cash flow offers are now limited to the first excess cash flow offer or $5 million per year.

For fiscal 2003, excess cash flows, as defined above, were $5.0 million. The Company did not make the excess cash flow offer required by the terms of our Senior Notes (the "2003 Offer"). If the noteholders put the Company in default for failure to make the 2003 Offer, under the terms of our Senior Notes, the noteholders have certain rights under the indenture including acceleration of the note repayment obligations. Accordingly, we have classified the outstanding amounts due under the Senior Notes as a current liability.

Senior Credit Facility.  We have a three-year, $20.0 million Senior Credit Facility with Wells Fargo Foothill (formerly known as Foothill Capital Corporation) (the "Senior Credit Facility"). The Senior Credit Facility matures in December 2004 and bears interest at the Wells Fargo prime rate plus 2.0%.  At September 30, 2003, we had no outstanding borrowings under the Senior Credit Facility. Approximately $13.7 million of the Senior Credit Facility supports commercial letters of credit.

The Senior Credit Facility contains financial covenants that require (i) a minimum earnings before income taxes, depreciation, and amortization (EBITDA), (ii) a maximum ratio of the Senior Credit Facility commitment to EBITDA, (iii) a maximum ratio of net funded debt to EBITDA, and (iv) a minimum ratio of fixed charges. The financial covenant requirements are predetermined and adjust over the term of the Senior Credit Facility. Compliance with the financial covenants is measured monthly. At September 30, 2003, we were in technical default of the financial covenant (i) described above. Additionally, if the noteholders put the Company in default for failure to make the 2003 Offer, the default under our Senior Notes is a cross default under our Senior Credit Facility.

Notwithstanding that the Company might be in default of the terms of its Senior Notes and Senior Credit Facility, the Company is in default as a result of commencing its bankruptcy case.  The commencement of the bankruptcy case enjoins Wells Fargo Foothill and the noteholders from enforcing rights as a result of these defaults.  We have entered a cash collateral agreement with Wells Fargo Foothill and the noteholders which agreement has been approved by the Bankruptcy Court.  The cash collateral agreement provides for our continued use of both the cash on hand as of the bankruptcy filing and cash generated from operations during the pendency of the Company's bankruptcy case to fund the Company's operations and other expenses approved by the Bankruptcy Court.  Our current cash flow projections indicate that we will have sufficient cash available to fund operating needs during the pendency of the Company's bankruptcy case and therefore, we do not foresee the need for debtor-in-possession financing.

NOTE 4:    CAFETERIA IMPAIRMENTS

We determine whether impairment write-downs are necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location's assets might not be recoverable. Recovery is measured by comparing the carrying value of the location's assets to the future undiscounted net cash flows that we expect such assets to generate. Assets are considered impaired to the extent that the asset carrying value exceeds the future undiscounted cash flow associated with such asset. An impairment charge is recorded at an amount that is usually equal to the difference between the asset carrying value and the estimated present value of future net cash flows.

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

Through September 30, 2003, comparative same-store net sales declines for each of the most recent four quarters were (3.8)%, (6.6)%, (8.1)%, and (6.9)%. As we do each quarter, in making our impairment evaluation as of September 30, 2003 we revised our forecasts of undiscounted future operating cash flows to reflect the continued decline in same-store sales. As a result of the revised cash flow forecasts, we identified 17 cafeterias for which we have now concluded that continued efforts to build guest traffic in these cafeterias are not likely to yield the future cash flows necessary to recover their net carrying values. Based on this more recent assessment, we determined that long-lived assets for these cafeterias were impaired and we recorded asset impairment charges of $5.8 million for property, plant and equipment. Based on these revised cash flow forecasts, 11 of these 17 cafeterias were subsequently closed in October 2003.

During October 2003, in addition to the 11 cafeterias discussed above, we closed 14 cafeterias for which impairment charges had previously been recorded. The closing of these 25 cafeterias will result in a closing charge to be recorded during the quarter ending December 29, 2003, primarily for the estimated settlement value of remaining lease-related obligations of the closed cafeterias, of approximately $6.0 million. Any additional unit closings prior to December 29, 2003 would increase the amount of this provision in that quarter.

As further discussed in Note 2 to the Condensed Financial Statements, during the quarter ended September 30, 2003, we closed five cafeterias. Discontinued operations included losses of $1.9 million relating to these cafeterias, including approximately $0.2 million to write down the remaining book value of these properties and 0.8 million related to remaining lease obligations.

The forecasts of undiscounted future operating cash flows referred to above do not include the potential impact of any decisions we might make in the future regarding cafeteria leases we may reject or attempt to renegotiate during the bankruptcy process. Additionally, the closing charges referred to above, and all remaining liabilities for closing charges recorded in previous periods, continue to reflect our assumptions regarding the amount at which these rental obligations will be settled either through termination negotiations or our ability to identify sublessees. We have not adjusted these assumptions to reflect how such obligations might be settled in the Company's bankruptcy case.

 NOTE 5:    Stock Based Compensation

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

Quarter Ended
	September 30 2003	October 1 2002
Reported net income (loss)	$ (8,694)	$ (1,900)
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of the tax effect	19	27
Pro-forma net income (loss)	$ (8,713)	$ (1,927)
Earnings (loss) per share - basic and diluted:
As reported	$ (.80)	$ (.17)
Pro-forma	$ (.80)	$ (.18)

 NOTE 6:    PENDING ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when the Company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. This interpretation will apply to our financial statements for the second quarter of fiscal 2004. We have not completed our assessment of the impact, if any, of this interpretation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not statements of historical fact may be forward-looking statements. Generally, forward-looking statements contain terms such as "expect," "forecast," "will," "may," or "believe." Forward-looking statements regarding our present plans or expectations for credit facilities, cash flows, liquidity, pension accounting assumptions, capital expenditures, sales-building and cost-saving strategies, advertising expenditures, determinations of impairments of long-lived assets, and the disposition of closed cafeterias and surplus properties involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding our present expectations for operating results involve risks and uncertainties relative to these and other factors, such as the effectiveness of advertising, new product development, and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. We do not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as of the date hereof.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Financial Statements contained in this quarterly report on Form 10-Q. References to "Notes" are to the Notes to Condensed Financial Statements.

Piccadilly is the largest cafeteria chain in the Southeastern and Mid-Atlantic regions with 145 cafeterias operating at November 14, 2003. We serve a diverse and loyal customer base consisting of families, groups of friends and co-workers, senior citizens, couples and students. Our patrons enjoy a wide selection of convenient, healthy, freshly prepared "home cooked" meals at value-oriented prices for lunch and dinner. Additional information is available on our website at www.piccadilly.com.

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

Our 2003 annual report describes the accounting policies that we believe are critical to our financial position and operating results and that require management's most difficult, subjective or complex judgments. As a result, actual results could differ from the estimates that are used in our financial statements. These significant accounting estimates include:

  Property, Plant and Equipment
  Impairment of Long-Lived Assets
  Goodwill
  Liabilities of Ongoing Obligations Related to Closed Cafeterias
  Income Taxes
  Liabilities for Workers' Compensation and General Liability Claims
  Pension Accounting

This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Piccadilly Cafeterias, Inc. Annual Report on Form 10-K for the year ended July 1, 2003 as well as disclosures contained elsewhere in this quarterly report.

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended October 1, 2002

Net Sales.  Total net sales for the quarter ended September 30, 2003, were $74.9 million, a 6.9% same-store net sales reduction from net sales of $80.5 million in the prior year quarter ended October 1, 2002. The net decrease in same-store sales of 6.9% reflects a decline in same-store guest traffic of 7.0%, which was partially offset by a check average increase of 0.1%.

The family-dining segment of the restaurant industry in which we operate, and in particular, cafeteria chains, have experienced significant sales declines. We believe that the weakened economy, sluggish retail environment, international events, and the uncertainty created by a volatile stock market during fiscal 2003 have each had a negative impact on our segment of the restaurant industry. Furthermore, a significant portion of our guest base is comprised of mature guests who are more likely than other demographic groups to be dependent on fixed income. We believe that this group has curtailed its discretionary spending, materially contributing to the decline in guest visits to our cafeterias. We do not believe that our net sales for the quarter ended September 30, 2003, were adversely impacted by our prior disclosures regarding a potential sale of the Company and/or a possible bankruptcy filing.

The guest count decline was more significant in our cafeterias located in regional shopping malls. These cafeterias comprise approximately one-half of our cafeterias as of September 30, 2003. Same-store net sales for mall cafeterias during the quarter ended September 30, 2003, were down 8.5% while non-mall cafeterias were down 5.8%, a difference of 2.7%. Same-store net sales for the quarter ended September 30, 2003 related to "Core Cafeterias" were down 6.5%, while same-store net sales related to "Non-Core Cafeterias" were down 10.9%. Non-Core Cafeterias are those locations with relatively low sales and low levels of operating earnings. Net sales for Non-Core cafeterias averaged approximately $1.2 million for the trailing twelve-month period.

The following table illustrates cost of sales, other operating expenses, general and administrative expenses, and other expenses (income) as a percent of net sales for the comparative periods.

	September 30, 2003	October 1, 2002	Change
Cost of sales	56.8%	57.9%	(1.1)%
Other operating expenses	37.9%	37.6%	0.3%
General and administrative expenses	4.3%	3.6%	0.7%
Other expenses (income)	(0.1)%	(0.7)%	0.6%

Cafeteria-Level Income.  During the first quarters of fiscal 2004 and 2003, cafeteria-level income (net sales less cost of sales and other operating expenses) as a percent of net sales was 5.5% and 4.5%, respectively.

Cost of Sales.  Cost of sales as a percent of net sales decreased 1.1%. That decrease is exclusively due to a 1.1% decrease in food costs as a percent of net sales. Hourly labor costs as a percent of net sales decreased 0.1% compared to the first quarter of last fiscal year. This decrease as a percent of sales was offset by the combined effect of fixed labor costs and the decline in net sales.

During the first quarter of fiscal 2003, we enhanced one of our highest selling items, catfish, by increasing the meal portion by 50% for many of our guests and promoting an "All-You-Can-Eat Catfish" special. The catfish promotions during the quarter increased the frequency of catfish meal sales by approximately 45% and increased the quantity of catfish consumed by guests by approximately 120%. Coincident with the catfish promotions, the market price of catfish increased significantly, while the retail price charged to our guests was maintained. The catfish promotion was aimed at increasing the high-quality food reputation of the Piccadilly brand and increasing the brand's perception for great value.

During the first quarter of fiscal 2004, we promoted a $5.00 lunch special each weekday. This program was aimed at attracting guests to a fixed value price point. Three entrees were offered each day at the $5.00 price point, which included two side items and bread.  We experienced a significant shift from our $5.29 dilly meal package to the $5.00 lunch promotion. Typically, the entrees included in the promotion were lower-cost food items, resulting in a decrease in food costs as a percent of net sales.

Other Operating Expenses.  Other operating expenses increased 0.3% as a percent of net sales. Marketing expenses were 1.9% of net sales this year compared to 3.7% last year, a decrease of 1.8% as a percent of net sales. This decrease reflects reduced expenditures for broadcast media campaigns year-over-year.

Team member health benefit costs as a percent of net sales increased 1.2%. Fiscal 2003 costs were lower as a result of utilizing assets from a Morrison Restaurants, Inc. (Morrison) trust fund (the Trust) that had been established to provide benefits under a self-insured medical reimbursement plan. Effective January 1, 1999, we terminated the Morrison plan and team members formerly eligible to participate in that plan were then eligible to participate in the Piccadilly Cafeterias, Inc. health insurance plan. The Trust continued to pay run-off claims that were incurred prior to January 1, 1999. As of March 2000, all run-off claims had been paid, the Trust had remaining cash balances of $1.2 million, and the Trust was effectively frozen. During the first quarter of fiscal 2003, we determined that the remaining Trust assets were available to pay prospective team member benefit costs and we used Trust cash balances to defray $0.6 million of team member health benefit costs.

Pension expense related to our qualified and nonqualified pension plans increased $0.5 million year-over year. This increase was partially offset by a $0.2 million decrease in 401(k) Plan expenses as a result of a plan change to the employer match portion of team member contributions, resulting in a net increase as a percent of net sales of 0.3%.

Utilities expense this fiscal year increased $0.5 million, or 1.2% as a percent of net sales, primarily due to higher gas and electricity rates.

Depreciation expense as a percent of net sales for this fiscal year is down 0.3%, reflecting lower fixed asset carrying values that resulted from impairment charges recorded in fiscal 2003.

General and Administrative Expenses.  General and administrative expenses as a percent of net sales increased 0.7%. The increase as a percent of net sales is attributable to the decline in net sales combined with additional professional and consulting services relating to the Company's restructuring efforts and the pursuit of the Company's strategic alternatives. The increase in such restructuring-related expenses was partially offset by lower corporate salaries, resulting from fewer corporate team members.  Net of restructuring-related expenses, general and administrative expenses declined $0.5 million year-over-year

Interest Expense.  Interest expense for the first quarter of fiscal 2004 was down $0.2 million compared to the same quarter of fiscal 2003 because debt levels were lower. Amortization of financing costs and original issue discount, included in interest expense, was $0.3 million and $0.4 million, respectively, for the quarters ended September 30, 2003 and October 1, 2002.

Other Expense (Income).  We sold a closed cafeteria in St. Louis, Missouri during the quarter ended October 1, 2002, resulting in a $0.4 million gain on that sale.

Provision for Cafeteria Impairments.  We determine whether impairment write-downs are necessary for cafeteria locations when events or changes in circumstances indicate that the total carrying value of that location's assets might not be recoverable. Recovery is measured by comparing the carrying value of the location's assets to the future undiscounted net cash flows that we expect such assets to generate. Assets are considered impaired to the extent that the asset carrying value exceeds the future undiscounted cash flow associated with such asset. An impairment charge is recorded at an amount that is usually equal to the difference between the asset carrying value and the estimated present value of future net cash flows.

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

Through September 30, 2003, comparative same-store net sales declines for each of the most recent four quarters were (3.8)%, (6.6)%, (8.1)%, and (6.9)%. As we do each quarter, in making our impairment evaluation as of September 30, 2003 we revised our forecasts of undiscounted future operating cash flows to reflect the continued decline in same-store sales. As a result of the revised cash flow forecasts, we identified 17 cafeterias for which we have now concluded that continued efforts to build guest traffic in these cafeterias are not likely to yield the future cash flows necessary to recover their net carrying values. Based on this more recent assessment, we determined that long-lived assets for these cafeterias were impaired and we recorded asset impairment charges of $5.8 million for property, plant and equipment. Based on these revised cash flow forecasts, 11 of these 17 cafeterias were subsequently closed in October 2003.

During October 2003, in addition to the 11 cafeterias discussed above, we closed 14 cafeterias for which impairment charges had previously been recorded. The closing of these 25 cafeterias will result in a closing charge to be recorded during the quarter ending December 29, 2003, primarily for the estimated settlement value of remaining lease-related obligations of the closed cafeterias of approximately $6.0 million. Any additional unit closings prior to December 29, 2003 would increase the amount of this provision in that quarter.

As further discussed in Note 2 to the Condensed Financial Statements, during the quarter ended September 30, 2003, we closed five cafeterias. Discontinued operations included losses of $1.9 million relating to these cafeterias, including approximately $0.2 million to write down the remaining book value of these properties and 0.8 million related to remaining lease obligations.

The forecasts of undiscounted future operating cash flows referred to above do not reflect decisions we might make in the future regarding cafeteria leases we may reject or attempt to renegotiate during the bankruptcy process. Additionally, the closing charges referred to above, and all remaining liabilities for closing charges recorded in previous periods, continue to reflect our assumptions regarding the amount at which these rental obligations will be settled either through termination negotiations or our ability to identify sublessees. We have not adjusted these assumptions to reflect how such obligations might be settled in our bankruptcy case.

Liquidity and Capital Resources

As discussed in Note 1 to the Condensed Financial Statements, we signed an agreement to sell substantially all of our assets, including our restaurant operations, to the Purchaser for $54 million in cash, subject to certain purchase price adjustments. The Purchaser is a joint venture formed by TruFoods Corporation and H.I.G. Capital. In order to implement the sale, we filed for Chapter 11 protection in the Bankruptcy Court on October 29, 2003. The terms of the sale of our assets under Section 363 of the Bankruptcy Code will likely compromise significantly our ability to discharge our various pre-petition debts and will likely eliminate any value of our equity securities. No assurances can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. The bankruptcy filing will in all likelihood result in holders of Piccadilly common stock receiving no value for their interests. Furthermore, the American Stock Exchange (the "Exchange"), the stock exchange on which our common stock is listed, has suspended trading of our common stock since the announcement of the Company's pending asset sale and filing for bankruptcy protection. On November 10, 2003, the Exchange notified the Company of its intention to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange.

Our current cash flow projections indicate that we will have sufficient cash available to fund operating needs during the pendency of the Company's bankruptcy case and therefore, we do not foresee the need for debtor-in-possession financing. We have entered a Cash Collateral Agreement with Wells Fargo Foothill which provides for our continued use of both the cash on hand as of the bankruptcy filing and cash generated from operations during the pendency of the Company's bankruptcy case.

 Trends and Uncertainties

We expect the sale to the Purchaser or another party submitting a higher or better bid to close no sooner than February 2004. The Agreement is subject to a number of conditions to closing and the purchase price is subject to various adjustments, including working capital adjustments. The sale is subject to the approval of the Bankruptcy Court. Under the Agreement, should the Purchaser fail to satisfy its obligations thereunder, it risks the forfeiture of its deposit. The Agreement contains customary conditions to closing. In addition, the Purchaser's obligation to close the transaction is subject to Piccadilly's maintaining prior to the closing date net sales and EBITDA at agreed upon levels. The sale to the Purchaser remains subject to an auction process during the bankruptcy case that could result in a sale to an alternate bidder at a higher price.

If a sale of substantially all of the Company's assets to the Purchaser or another party that successfully overbids the Purchaser is not consummated, we intend to file a plan of reorganization with the Bankruptcy Court. In that case, without a purchaser to pay cash to the Company for its business, the Company would seek to renegotiate the terms of its existing debt, and the outcome for all of the Company's creditors and shareholders would be unclear. The claims of the Company's creditors would be discharged in such instance under a reorganization plan confirmed by the creditors and the Bankruptcy Court.

At September 30, 2003, we operated 170 cafeterias. During October and prior to the filing for bankruptcy protection, we closed 25 cafeterias. On October 31, 2003, the Bankruptcy Court approved the rejection of 55 leases, including these cafeterias closed in October 2003 and before. All but nine of the 145 cafeterias currently operating are held under long-term lease arrangements. We are negotiating the terms of certain leases to improve the Company's opportunity to operate the related cafeterias in a profitable manner. Subject to the results of these negotiations, it is unclear at this time as to which additional cafeteria leases, if any, will be rejected within the bankruptcy case.

We are unable to determine at this time whether the announcement of the pending sale of the Company and the filing for bankruptcy will have an adverse impact on our sales and operating results on a near or long-term basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the quantitative and qualitative market risks we reported in our Form 10-K for the year ended July 1, 2003.

Item 4.    Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Act") and refers to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that material information related to us is made known to them and is disclosed on a timely basis in our reports filed under the Act.

Additionally, we maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on this most recent evaluation, we have concluded that there were no significant changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, there can be no assurance that there will be no significant changes in internal control over financial reporting in periods subsequent to the Company's filing for Chapter 11 bankruptcy protection.  In particular, our Chief Financial Officer resigned on November 14, 2003, and his replacement has not been identified.  It is reasonably possible that there will be other resignations, which may significantly impact our ability to maintain a system of internal control over financial reporting.

PART II -- Other Information

Item 6.    Exhibits and Reports on Form 8-K
(a)	Exhibits
2.	Amended and Restated Asset Purchase Agreement effective October 29, 2003, by and between Piccadilly Cafeterias, Inc. ("Seller") and Piccadilly Acquisition Corporation ("Buyer").
3. (a)	Articles of Incorporation of the Company, as restated through March 12, 1999.(1)
(b)	By-laws of the Company, as amended and restated through November 18, 2002.(2)
31.1	Certification by John G. McGregor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark L. Mestayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by John G. McGregor and Mark L. Mestayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K - None.

_________________________

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

PICCADILLY CAFETERIAS, INC.

(Registrant)

By:   /s/ John G. McGregor

        John G. McGregor

        Chief Executive Officer
/s/ John G. McGregor	11/14/03
John G. McGregor, Chief Executive Officer	Date

/s/ Mark L. Mestayer	11/14/03
Mark L. Mestayer, Executive Vice President & Chief Financial Officer	Date
(Principal Financial Officer)

/s/ W. Scott Bozzell	11/14/03
W. Scott Bozzell, Executive Vice President, Controller & Secretary	Date
(Principal Accounting Officer)