Form 10-Q/A
period 2003-09-30
PICCADILLY CAFETERIAS INC
filed 2004-01-06
CIK 277923

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

Explanatory Note

Piccadilly Cafeterias, Inc. is filing this Amendment No. 1 to Form 10-Q solely to correct a typographical error contained in Part I, Item 1 of the Company's quarterly report on Form 10-Q filed for the quarterly period ended September 30, 2003, as originally filed with the Securities and Exchange Commission on November 14, 2003.  Specifically, the amount recorded in the line item "Change in operating assets and liabilities" in the Company's Statements of Cash Flows for the quarter ended September 30, 2003, was intended to read "$1,096", but was mistyped "$1,896".  The correct amount of $1,096 was used in calculating the amount of the Company's "Net Cash Provided by Operating Activities".  The Company has not been requested to, and we are not restating our financial results.

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

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands - except per share data)

	Quarter Ended
	September 30, 2003	October 1, 2002
Net sales	$ 74,886	$ 80,466
Cost and expenses:
Cost of sales	42,534	46,597
Other operating expense	28,562	30,219
General and administrative expense	3,212	2,899
Interest expense	1,697	1,897
Other expense (income)	(108)	(545)
Provision for cafeteria impairments	5,792	---
	81,689	81,067
Loss from continuing operations before income taxes	(6,803)	(601)
Provision for income taxes	---	---
Loss from continuing operations	(6,803)	(601)
Discontinued operations:
Loss from operations	(284)	(1,284)
Loss on disposal	(1,607)	(15)
Net loss from discontinued operations	(1,891)	(1,299)
Net loss	$ (8,694)	$ (1,900)
Weighted average number of shares outstanding - basic and assuming dilution	10,910	10,875
Loss per share from continuing operations - basic and assuming dilution	$ (.62)	$ (.06)
Loss per share from discontinued operations - basic and assuming dilution	$ (.18)	$ (.12)
Net loss per share - basic and assuming dilution	$ (.80)	$ (.17)

See Notes to Condensed Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

Quarter Ended	September 30, 2003	October 1, 2002
Operating Activities
Net loss	$ (8,694)	$ (1,900)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment and amortization of deferred financing costs and note discount	2,952	3,866
Expenditures associated with closed cafeterias	(817)	(1,180)
Provision for cafeteria impairments	5,792	---
Non-cash changes relating to discontinued operations	1,045	---
Gain on disposition of assets	(18)	(442)
Pension expense, net of contributions	1,019	527
Change in operating assets and liabilities	1,096	(196)
Net Cash Provided by Operating Activities	2,375	675

Investing Activities
Purchases of property, plant and equipment	(495)	(1,544)
Proceeds from sales of property, plant and equipment	228	2,164
Cash Provided (Used) by Investing Activities	(267)	620

Financing Activities
Payments on long-term debt	(1,952)	---
Net Cash Used in Financing Activities	(1,952)	---

Net change in cash and cash equivalents	156	1,295
Cash and cash equivalents at beginning of period	3,157	5,661
Cash and cash equivalents at end of period	$ 3,313	$ 6,956
Supplemental Cash Flow Disclosures:
Income taxes paid (net of refunds received)	$ 2	$ (36)
Interest paid	$ 207	$ 255

See Notes to Condensed Financial Statements (Unaudited)

PART II -- Other Information

Item 6.    Exhibits and Reports on Form 8-K
(a)	Exhibits
31.1	Certification by John G. McGregor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by W. Scott Bozzell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by John G. McGregor and W. Scott Bozzell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICCADILLY CAFETERIAS, INC.

(Registrant)

By:   /s/ John G. McGregor

        John G. McGregor

        Chief Executive Officer
/s/ John G. McGregor	1/6/04
John G. McGregor, Chief Executive Officer	Date

/s/ W. Scott Bozzell	1/6/04
W. Scott Bozzell, Executive Vice President, Controller & Secretary	Date
(Principal Accounting Officer)